Form 10-Q
period 1996-09-30
ALGOS PHARMACEUTICAL CORP
filed 1996-11-14
CIK 924862

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED              September 30, 1996

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________________ to ____________________

Commission File number           011-12221

                        ALGOS PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                    22-3142274
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

        Collingwood Plaza, 4900 Route 33, Neptune, New Jersey, 07753-6804
                    (Address of principal executive offices)

                                  908-938-5959
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The aggregate number of shares of the Registrant's common stock outstanding on November 6, 1996 was 15,669,123.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                                        December 31  September 30
                                                           1995         1996
                                                           ----         ----
                                                                     (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents (Note 2)                    $  3,707,100  $  3,284,024
  Restricted cash (Note 8)                                                 500,000
  Prepaid expenses (Note 4)                                   11,057       318,416
                                                        ------------  ------------
    Total current assets                                   3,718,157     4,102,440
Property and equipment, net                                  100,704        71,714
Other assets (Note 5)                                          1,591     1,039,208
                                                        ------------  ------------
    Total assets                                        $  3,820,452  $  5,213,362
                                                        ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable (Note 6)                             $    158,297  $  1,631,059
  Other current liabilities (Note 7)                         141,335       758,643
                                                        ------------  ------------
    Total current liabilities                                299,632     2,389,702
                                                        ------------  ------------
Commitments
Stockholders' equity (Notes 2 and 9):

  Preferred stock, $.01 par value, 10,000,000
      shares authorized:
    Convertible Series A; 872,000 shares
      authorized; 702,500 and 707,500 shares
      issued and outstanding; respectively;
      $10,537,500 and $10,612,500 aggregate
      liquidation preference, respectively                     7,025         7,075
    Convertible Series B; 0 and 100,000 shares
      authorized, respectively; 0 and 100,000
      shares issued and outstanding, respectively;
      $0 and $100,000 aggregate liquidation
      preference, respectively                                               1,000
  Common stock, $.01 par value, 50,000,000 shares
      authorized, 6,010,030 and 6,171,876 shares
      issued and outstanding,respectively                     60,100        61,719
  Additional paid-in-capital                               7,341,890     9,570,231
  Unearned compensation expense                                           (965,607)
  Deficit accumulated during the development stage        (3,888,195)   (5,850,758)
                                                        ------------  ------------
    Total stockholders' equity                             3,520,820     2,823,660
                                                        ------------  ------------
    Total liabilities and stockholders' equity          $  3,820,452  $  5,213,362
                                                        ============  ============




   The accompanying notes are an integral part of these financial statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS



                                                                                                 Cumulative
                                   For the three months ended       For the nine months ended       from
                                         September 30,                     September 30,        inception to
                                   --------------------------       -------------------------   September 30,
                                       1995        1996                 1995        1996          1996
                                       ----        ----                 ----        ----           ----
                                   (Unaudited) (Unaudited)          (Unaudited) (Unaudited)     (Unaudited)
Revenues                           $        -  $        -          $         -  $ 1,500,000    $ 1,811,000
                                   ----------- ----------          -----------  -----------    -----------
Operating expenses:
 Research and development             389,005     609,221            1,189,789    1,612,806      4,046,463
 General and administrative           203,029     345,104              599,487    1,973,288      4,161,550
                                   ----------- ----------          -----------  -----------    -----------
  Total operating expenses            592,034     954,325            1,789,276    3,586,094      8,208,013
                                   ----------- ----------          -----------  -----------    -----------

Loss from operations                 (592,034)   (954,325)          (1,789,276)  (2,086,094)    (6,397,013)
Interest income                        60,128      46,519              198,801      123,531        546,255
                                   ----------- ----------          -----------  -----------    -----------
Net loss                           $ (531,906) $ (907,806)         $(1,590,475) $(1,962,563)   $(5,850,758)
                                   =========== ==========          ===========  ===========    ===========
Pro forma:
 Net loss per common share         $    (0.04) $    (0.07)         $     (0.13) $     (0.16)
                                   =========== ==========          ===========  ===========
 Weighted average common           12,206,123  12,360,301           12,197,931  12,339,229
 shares outstanding                =========== ==========          ===========  ===========






   The accompanying notes are an integral part of these financial statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                                                                                Cumulative
                                             For the nine months ended             from
                                                  September 30,               inception to
                                             --------------------------       September 30,
                                                 1995          1996              1996
                                                 ----          ----              ----
                                             (Unaudited)   (Unaudited)        (Unaudited)
Cash flows from operating activities        $ (1,431,490) $ (341,550)       $ (3,725,502)

Cash flows from investing activities:
 Purchases of property and equipment             (12,319)     (4,055)           (172,018)
                                             ------------ -----------        ------------
 Net cash used in investing activities           (12,319)     (4,055)           (172,018)
                                             ------------ -----------        ------------
Cash flows from financing activities:
 Proceeds from issuance of preferred stock                     50,000           6,659,015
 Proceeds from issuance of common stock            24,950      19,570             669,570
 Deferred financing costs                                    (147,041)           (147,041)
                                             ------------ -----------        ------------
 Net cash provided by financing activities         24,950     (77,471)          7,181,544
                                             ------------ -----------        ------------
Net increase (decrease) in cash and cash
  equivalents                                  (1,418,859)   (423,076)          3,284,024
Cash and cash equivalents, beginning of
  period                                        5,633,971   3,707,100                -
                                             ------------ -----------        ------------
Cash and cash equivalents, end of period    $   4,215,112 $ 3,284,024       $   3,284,024
                                             ============ ===========        ============






   The accompanying notes are an integral part of these financial statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

        The interim financial statements of Algos Pharmaceutical Corporation (the "Company") presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission and are unaudited. In the opinion of management, the financial statements reflect all adjustments (which consist of normal recurring accruals and adjustments) necessary for a fair statement of the results of the interim periods presented. The results of the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the audited financial statements included in the Company's Registration Statement on Form S-1.

2. INITIAL PUBLIC OFFERING

        In October 1996, the Company completed an initial public offering of 3,625,000 shares of Common Stock, including 125,000 shares issued under an overallotment option granted to the underwriters, resulting in net proceeds to the Company of $47,197,500 after underwriting discounts and commissions and before other expenses of the offering. The accompanying balance sheet as of September 30, 1996 does not reflect the delivery of shares or receipt of net proceeds by the Company. In connection with the offering, all of the outstanding shares of Series A Preferred Stock were automatically converted into shares of Common Stock at the rate of 8.3 for 1.

3. EARNINGS PER SHARE

        Pro forma net loss per share is based on the net loss and the weighted average number of shares of common stock outstanding after giving effect to the conversion of all preferred stock as of January 1, 1995. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all shares of common and convertible preferred stock and stock options issued during the twelve months prior to the filing date of the Registration Statement have been included in the calculation of weighted average number of shares of common stock outstanding as if they were outstanding for all periods presented. Outstanding stock options and warrants granted prior to this twelve-month period have not been included in the calculation of historical net loss per common share because inclusion of such shares would be antidilutive.

        Historical net loss per common share is as follows:



                                For the three months ended        For the nine months ended
                                        September 30,                   September 30,
                                  ---------------------------    ----------------------------
                                      1995          1996             1995           1996
                                      ----          ----             ----           ----
Net loss per common share             $ (0.09)      $ (0.15)          $ (0.27)      $ (0.32)
Weighted average common shares
outstanding                          6,009,660     6,171,880         6,001,468     6,153,334

        Historical net loss per common share is based on the weighted average number of common shares outstanding during the periods presented.

4. PREPAID EXPENSES

        Included in prepaid expenses at September 30, 1996 is $294,238 of prepaid insurance premiums.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS


5. OTHER ASSETS

        Other assets consist of the following:



                                                           December 31,     September 30,
                                                               1995             1996
                                                               ----             ----
Financing costs                                                                 $ 799,103
Insurance premiums                                                                238,514
Other                                                           $ 1,591             1,591
                                                           -------------    -------------
                                                                $ 1,591       $ 1,039,208
                                                           =============    ==============

6. ACCOUNTS PAYABLE

        Accounts payable at September 30, 1996 includes unpaid charges related to deferred financing costs and insurance premiums.

7. OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following:



                                                           December 31,     September 30,
                                                               1995             1996
                                                               ----             ----
Deferred revenue                                                    $ 0         $ 500,000
Accrued research expenses                                       118,100           160,543
Accrued compensation                                             23,235            98,100
                                                           -------------    --------------
                                                              $ 141,335         $ 758,643
                                                           =============    ==============


8. REVENUES

        In June 1996, the Company entered into a license agreement with McNeil Consumer Products Company which provides McNeil with exclusive worldwide rights to develop, manufacture, and market certain products. The Company received an inital payment of $2,000,000 in July 1996, $500,000 of which is restricted to fund future development costs, and may receive additional payments based on the achievement of specified milestones. McNeil will be responsible for substantially all of the remaining development costs in excess of $500,000. In addition, the Company will receive royalties based on sales of licensed products, if any. The agreement may be terminated by McNeil after one year. In connection with the transaction, the Company recorded revenue of $1,500,000 and deferred revenue of $500,000.

9. STOCKHOLDERS' EQUITY

        In June 1996, the Company issued 100,000 shares of convertible Series B Preferred Stock in connection with an amendment to a license agreement with a university and recorded an administrative expense of $915,000. Shares of Series B Preferred Stock are convertible into an equal number of shares of Common Stock at any time on or after February 1, 1997.

        In the nine months ended September 30, 1996, the Company adopted the 1996 Stock Option Plan and the 1996 Non-Employee Director Stock Option Plan and authorized a total of 498,000 shares of Common Stock for issuance under the plans. During the same period, options for the purchase of an aggregate of 283,190 shares of Common Stock were granted under the Company's various stock option plans at exercise prices ranging from $0.12 to $14 per share. Unearned compensation expense amounting

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS


to $1,246,440 was recorded in connection with the grants which will be amortized over the vesting periods, generally four years.

10. TRANSFER OF INTANGIBLE ASSETS

        In August 1996, the Company contributed certain intangible assets having no book value to a newly formed company and received preferred stock with an aggregate stated value and liquidation preference of $2,800,000 and all of the new company's common stock. Such common stock was subsequently distributed to the Company's stockholders, warrant holders, and employees. The preferred stock provides for an annual cumulative dividend of 30%, which may be paid in the form of cash or the issuing company's common stock, and a share of other earnings and may be redeemed by either the Company or the issuer under certain circumstances. The Company recorded no gain in connection with the transaction as management believes that at the present time realization of the redemption value is not assured.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Certain information set forth herein contains forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Certain factors discussed herein and under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 could cause actual results to differ materially from those in the forward-looking statements.

General

        Algos, a development stage company, is engaged primarily in the development and commercialization of proprietary pain management pharmaceutical products. Since its formation in January 1992, the Company has devoted a substantial amount of its efforts to licensing technology, recruiting key management and staff, developing products, filing patents and other regulatory applications and raising capital.

        The Company has incurred losses since its inception and expects to incur significant operating losses in the future. The Company expects that its product development expenses will increase significantly in future years as the drugs that the Company currently has under development move into advanced clinical trials and as additional drugs are considered for development. In addition, the Company expects that its personnel costs will increase significantly in the future, primarily as a result of the planned development of a direct sales force.

Results of Operations

Three Months Ended September 30, 1995 and 1996

Research and Development:

        In the three months ended September 30, 1996, research and development expenses increased $220,000 to $609,000 from $389,000 in the 1995 period. Expenses increased primarily as a result of investigator payments and drug supplies for current and future clinical trials of MorphiDex(TM), the Company's most developmentally advanced product.

General and Administrative:

        In the three months ended September 30, 1996, general and administrative expenses increased $142,000 to $345,000 from $203,000 in the 1995 period. In the 1996 period, the Company amortized $69,000 of unearned compensation expense associated with 1996 stock option grants. In addition, the Company incurred one time administrative costs during the 1996 period in connection with the transfer of intangible assets.

Interest Income:

        Interest income decreased $13,000 to $47,000 in the three months ended September 30, 1996 from $60,000 in the 1995 period, due to a lower average cash balance during the period.

Nine Months Ended September 30, 1995 and 1996

Revenues:

        Revenues in the nine months ended September 1996 amounted to $1,500,000. This amount represents an initial payment of $2,000,000 received under a license agreement executed in the period less $500,000 which is currently restricted for the funding of future development costs.

Research and Development:

        In the nine months ended September 30, 1996, research and development expenses increased $423,000 to $1,613,000 from $1,190,000 in the 1995 period. Investigator payments and drug supplies for the Company's clinical studies
increased    in   the   current   period,   primarily  as  a  result  of
the initiation of new studies of MorphiDex(TM). These costs and increases in employee and consultant compensation were partially offset by lower spending on preclinical studies of MorphiDex(TM) and other product candidates.

General and Administrative:

        In the nine months ended September 30, 1996, general and administrative expenses increased $1,374,000 to $1,973,000 from $599,000 in the 1995 period. The 1996 period includes non-cash charges of (a) $915,000 for the issuance of preferred stock in connection with an amendment to a license agreement and (b) $258,000 of compensation expense related to 1996 stock option grants. Professional fees and other employee compensation also contributed to the increase.

Interest Income:

        Interest income decreased $75,000 to $124,000 in the nine months ended September 30, 1996 from $199,000 in the 1995 period due to a lower average cash balance during the period.

Liquidity and Capital Resources

        As a result of its drug development efforts, the Company has experienced cumulative net cash outflows from operations of $3,725,502 from its inception in 1992 through September 30, 1996. Investments by the Company's founders and a private placement of preferred stock in 1994 provided operating funds in this period. In the nine months ended September 30, 1996, cash outflows from operations amounted to $341,550, compared to $1,431,490 in the prior year period. In 1996, the receipt of an initial license payment under an agreement with McNeil Consumer Products Company partially offset continuing research and development expenses.

        The Company expects that its spending will increase significantly as its development programs expand and additional preclinical studies and clinical trials of its products are initiated. The Company completed an initial public offering of 3,625,000 shares of common stock in October 1996, resulting in net proceeds of approximately $47 million which Algos intends to use primarily to fund research and development activities and the planned establishment of a direct sales force and for general corporate purposes. Based upon the Company's currently anticipated schedule of clinical trials, the Company believes that these funds will be sufficient to fund its operations for approximately three years. However, the Company is subject to a number of risks and uncertainties common to companies in similar stages of development and its funding requirements will depend on a number of factors including the results of its development efforts, the timing and costs of obtaining required regulatory approvals to market products, the development of competing technologies, the amount of resources required for the establishment of marketing and distribution capabilities, and the cost of prosecuting and defending patents. In addition, Algos is currently considering alternatives for the relocation and expansion of its office facilities in anticipation of increased development activities and staff. However, it has not yet determined the cost of such relocation and expansion. The Company's funding requirements will also depend on current and possible future licensing or other collaborative research agreements. The license agreement with McNeil Consumer Products Company provides for up to $8 million of payments to the Company, after the first anniversary of the agreement, contingent upon the achievement of certain specified milestones.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In September 1996, by unanimous consent of the shareholders eligible to vote, the Company's Amended and Restated Certificate of Incorporation and its Amended and Restated By-Laws as filed as exhibits to the Company's Registration Statement on Form S-1 were approved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

11             Computation of Pro Forma Per Share Earnings

27             Financial Data Schedule (EDGAR)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ALGOS PHARMACEUTICAL CORPORATION

Date November 14, 1996              /s/ JOHN W. LYLE
----------------------              -------------------------------------
                                    John W. Lyle
                                    President and Chief Executive Officer

Date November 14, 1996              /s/ GARY R. ANTHONY
----------------------              -------------------------------------
                                    Gary R. Anthony
                                    Chief Financial Officer and Principal
                                    Accounting Officer

                            STATEMENT OF DIFFERENCES
                            ------------------------

      The trademark symbol shall be expressed as .... (TM)