Form 10-K
period 1996-12-31
ALGOS PHARMACEUTICAL CORP
filed 1997-03-31
CIK 924862

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO
      ___________

                               COMMISSION FILE NO.
                                   011 - 12221

                        ALGOS PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)

DELAWARE                                                 22-3142274
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

COLLINGWOOD PLAZA, 4900 ROUTE 33, NEPTUNE NJ       07753-6804
(Address of principal executive offices)           (ZIP Code)

Registrant's telephone number, including area code:(908) 938-5959

Securities registered pursuant to Section 12(b)
of the Act:                                        None

Securities registered pursuant to Section 12(g)
of the Act:                                        Common Stock, $0.01 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ 'ch' ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $165 million, based on the last sales price of the Common Stock as of February 28, 1977.

As of February 28, 1997 15,789,451 shares of Common Stock, $0.01 par value, of the registrant were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

See Part III hereof with respect to incorporation by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                     PART I

Item 1.  BUSINESS

COMPANY OVERVIEW

        Algos Pharmaceutical Corporation ("Algos" or the "Company") is developing a new generation of proprietary pain management products which combine existing analgesic or anesthetic drugs with N-methyl-D-Aspartate ("NMDA") antagonist drugs that have been approved for human use in other applications. Independent research and the Company's pre-clinical studies and clinical trials conducted to date have shown that the Company's products may significantly improve pain relief over currently available analgesics, including narcotic drugs such as morphine, hydrocodone and oxycodone and non-narcotic analgesics such as acetaminophen (e.g., Tylenol'r'), ibuprofen (e.g., Advil'r') and etodolac (Lodine'r') . In addition, the Company is using its NMDA antagonist technology to develop: (i) extended duration local anesthetics for surgery; (ii) an intranasal treatment of migraine; (iii) treatments for opiate and cocaine addiction; and (iv) an urge incontinence treatment.

        The Company believes that its analgesic and anesthetic products have the potential for more rapid market introduction than many other new drugs because
(i) the Company's products combine existing drugs whose separate safety profiles are known and established and (ii) clinical trials for new analgesics and anesthetics historically have achieved statistically significant results with fewer patients than may be required for many other drugs. The Company currently anticipates that it will file its first New Drug Application ("NDA") with the United States Food and Drug Administration ("FDA") in the latter part of 1997.

        The Company's products that have reached Phase II or Phase III clinical trials or are scheduled for Phase II or Phase III clinical trials in 1997 are:

   (i) Narcotic analgesic/NMDA antagonist combination products: MorphiDex'tm', expected to be used primarily to treat cancer and AIDS pain, HydrocoDex Plus'tm', expected to be used primarily to treat moderate to moderately severe post-operative pain, trauma pain, and chronic pain conditions and OxycoDex'tm', expected to be used primarily to treat moderate to moderately severe pain including arthritis flare-up pain;

  (ii) Over-The-Counter ("OTC") analgesic/NMDA antagonist combination products licensed to McNeil Consumer Products Company including a combination product of an NMDA antagonist with acetaminophen, the largest selling OTC analgesic, and a combination product of an NMDA antagonist with an OTC non-steroidal anti-inflammatory drug ("NSAID");

 (iii) An Etodolac/NMDA antagonist combination product intended to treat arthritis pain;

  (iv) An Injectable local anesthetic/NMDA combination product intended to provide greater anesthetic effect with longer and more controlled duration for use in dental procedures and in-patient and out-patient surgeries;

   (v) LidoDex NS'tm', an intranasal combination of lidocaine and an NMDA antagonist for the treatment of migraine headache developed in collaboration with Interneuron Pharmaceuticals, Inc.;

  (vi) Products intended as treatments for opiate addiction which the Company expects to develop in collaboration with the National
        Institute on Drug Abuse ("NIDA"), National Institutes of Health ("NIH"); and

 (vii) An NMDA antagonist intended as a treatment for urge urinary incontinence.

NARCOTIC ANALGESICS:

    Narcotic analgesic drugs remain the most common and useful treatment for moderate to severe pain in both acute and chronic conditions. These drugs consist of naturally occurring opiates (e.g., morphine), opiate derivatives (e.g., codeine, hydrocodone, oxycodone) and synthetic opiates (e.g., methadone).

    Drawbacks to these drugs include unwanted side effects such as mental clouding, respiratory depression, nausea and constipation and the development of rapid tolerance and physical dependence. Tolerance refers to the condition under which a drug dose that was initially effective in producing analgesia becomes less effective with repeated administrations. Therefore, to alleviate the same level of pain, the drug dose has to be increased over time. Increasing the drug dose may, however, produce an increase in unwanted side effects and may also increase the potential for drug dependence.

    Pre-clinical studies of the Company's narcotic analgesic/NMDA antagonist combination products and pivotal Phase II double-blinded, placebo-controlled clinical trials of MorphiDex'tm' indicate superior first-dose analgesic effects as compared to equivalent dosage levels of the narcotic analgesic alone. Pre-clinical studies also indicate greater efficacy with the Company's narcotic/NMDA antagonist combinations with repeated administrations over time, when the narcotic analgesic administered alone became less effective.

MorphiDex'tm'

    MorphiDex'tm', the Company's most developmentally-advanced product, is a patented morphine and dextromethorphan combination designed to treat moderate to severe pain, primarily cancer and AIDS pain.

    The Company's research and development activities to date with respect to MorphiDex'tm' include:

   (i) pre-clinical pharmacology studies which indicate that morphine tolerance may be significantly reduced by co-administration with an NMDA antagonist;

   (ii) two completed 28-day toxicity studies in rats and dogs which indicate that MorphiDex'tm' is safe at multiples of the projected clinical doses.

  (iii) one completed, double-blind Phase I/II clinical trial to assess safety and abuse liability which indicates no significant decrease in product safety and possible lower abuse potential over morphine;

  (iv) one completed, double-blind Phase I/II clinical trial in chronic pain patients which confirmed a combination of morphine or morphine equivalents together with an NMDA antagonist, at projected therapeutic dose levels, was as safe as morphine and that such a combination may provide superior pain relief over morphine;

   (v) two completed pivotal Phase II clinical efficacy trials in oral surgery patients which indicate statistically significant superior pain relief of MorphiDex'tm' over morphine alone (second pivotal Phase II clinical trial completed in February, 1997).

Additional Phase III clinical trials are underway which, together with completed Phase I/II and Pivotal Phase II clinical trials, are anticipated by the Company to lead to an NDA filing in 1997.

HydrocoDex Plus'tm'

    Hydrocodone is a narcotic primarily used to treat moderate to moderately severe post-operative, musculoskeletal and trauma-related pain. The analgesic products containing hydrocodone that are sold commercially in the U.S. are combination products containing acetaminophen. Current products include Lorcet'r' and Vicodin'r'.

    HydrocoDex Plus'tm' is a hydrocodone, acetaminophen and dextromethorphan combination product. The Company's initial research indicates that HydrocoDex Plus'tm' may be able to offer the same analgesic pain relief with lower dosages of the narcotic component compared to the hydrocodone/acetaminophen combinations. The combination of a narcotic analgesic with an NMDA antagonist appears to extend analgesic duration negating the need for sustained release. Thus, HydrocoDex Plus'tm' offers the potential to provide the first sustained-duration analgesic in the hydrocodone/acetaminophen market.

    Multiple Phase II and Phase III studies are scheduled in 1997.

OxycoDex'tm'

    Oxycodone is an opiate narcotic that, in combination with acetaminophen or aspirin, forms the basis for a group of products which are used for the treatment of moderate to moderately severe pain. Current products include Percocet'r' and Tylox'r'.

    OxycoDex'tm' is a combination of oxycodone, aspirin and dextromethorphan. A Phase II trial of OxycoDex'tm' is underway with the National Institute of Dental Research ("NIDR"). The Company plans to initiate its own Phase II trials in 1997.

    It is anticipated that OxycoDex'tm' will be used with various inflamatory pain conditions (e.g., arthritis flare-up pain) where an NSAID analgesic provides insufficient pain relief.

NON-NARCOTIC ANALGESICS:

OTC Analgesics

    In June 1996, the Company entered into a license agreement (the "McNeil License Agreement") with McNeil Consumer Products Company, an affiliate of Johnson & Johnson, pursuant to which the Company granted McNeil the exclusive rights to develop certain acetaminophen/NMDA antagonist combination products and certain NSAID/NMDA antagonist combination products (ibuprofen and certain other NSAIDs approved for OTC use) for the treatment of pain.

    The Company sponsored pre-clinical studies to evaluate acetaminophen in combination with NMDA antagonists. The results indicate that combining an NMDA antagonist with acetaminophen may increase the efficacy of acetaminophen. In a placebo-controlled Phase II clinical trial conducted by NIDR, patients taking a scheduled regimen of an NMDA antagonist (dextromethorphan) before and after oral surgery required substantially less acetaminophen after the surgery to relieve pain.

    McNeil Consumer Products Company has completed one double-blind, placebo-controlled clinical trial of an acetaminophen and dextromethorphan combination product in dental surgery patients. An acetaminophen and dextromethorphan combination product Phase III clinical trial is in progress. A Phase II clinical trial of an ibuprofen and dextromethorphan combination product is scheduled in 1997.

PRESCRIPTION NSAID:

    Pre-clinical studies have indicated that the analgesic efficacy of NSAIDs, such as etodolac, may be increased when combined with an NMDA antagonist. The Company believes that a product based on a combination of existing dosage levels of an NSAID with an NMDA antagonist would offer analgesic efficacy that is superior to existing NSAID analgesics and could have the potential to achieve rapid market acceptance. In addition, at dosage levels where the NSAID indicated no analgesic effect by itself, a significant analgesic effect was indicated by the addition of an NMDA antagonist. As a result, an NSAID/NMDA antagonist combination product may also be formulated to give an equivalent analgesic effect while lowering the NSAID dosage and thus potentially reducing certain dosage-related side effects of NSAIDs, such as gastrointestinal bleeding and ulcers. The Company plans to initiate a Phase II clinical study of an etodolac/NMDA antagonist combination product in 1997.

LIDOCAINE/NMDA ANTAGONIST COMBINATIONS:

Injectable Anesthetic

    The Company, in collaboration with Brigham and Women's Hospital, Harvard Medical School, is conducting research into the potentiation of local anesthetics by NMDA antagonists. Pre-clinical studies have indicated that the NMDA antagonist, dextromethorphan, may increase the depth and duration of anesthesia of lidocaine. With the current emphasis on preemptive analgesia, same day surgery and shorter hospital stays, the Company believes that a longer duration anesthetic may provide greater patient comfort when post-surgical pain is most severe. A Phase II clinical study, in cooperation with NIDR, is planned in 1997.

LidoDex NS'tm'

    An agreement has been entered into with Interneuron Pharmaceuticals, Inc. for LidoDex NS'tm', a combination of lidocaine and an NMDA antagonist for the treatment of migraine. This agreement has three stages: (i) initial development which encompasses IND preparation, a Phase I safety study and a Phase II efficacy study; (ii) Phase III clincals; and (iii) marketing activities. Initial development will be largely funded by Interneuron, while costs of Phase III clinicals will be shared equally.

ADDICTION TREATMENT DRUGS:

    NIDA estimates that there are two million opiate addicts in the United States and 1.5 to 2 million cocaine abusers. The Company is developing NMDA antagonist-based products as opiate and cocaine addiction treatment drugs. Pre-clinical studies have indicated that NMDA antagonists may have potential for the treatment of dependence on opiate narcotics and cocaine abuse. NIDA has initiated a Phase II clinical study of methadone in combination with an NMDA antagonist in collaboration with the Company to test the opiate addiction treatment drug.

OTHER PRODUCTS:

    An estimated five million people in the U.S. suffer from urge urinary incontinence. Existing urge urinary incontinence drugs generally have unpleasant side effects and low levels of efficacy. Company-sponsored pre-clinical studies have indicated that NMDA antagonists may block the bladder micturition reflex. A Phase II clinical trial is currently being conducted at the Stanford University School of Medicine to evaluate an NMDA antagonist in urge incontinent patients.

        The Company is considering a number of other possible products. The Company's drug development program is based upon a continuous review of clinical results, newly published scientific papers, the possibility of joint development or research arrangements with research institutions or commercial organizations, the availability of resources, including acceptable third party clinical facilities and available funds. Accordingly, the Company's development program is subject to revision and change at any time without notice. The preceding discussion with respect to the Company's plans is a description of the Company's present intentions as of the date of this report, and the Company does not expect to update this schedule prior to its next annual report, although it may choose to do so. The Company's product development schedule and plans for drug development constitute forward-looking statements and are subject to the numerous contingencies and risks set forth under "Risk Factors."

SCIENTIFIC OVERVIEW

             A key element of the Company's technology is the use of NMDA antagonists which block the NMDA receptor. NMDA receptors are believed to be present in nerve cells in the brain and spinal cord. There is increasing evidence that there may also be peripheral NMDA receptors.

             The important role of the NMDA receptor in pain response has become recognized among scientists and clinicians. Research indicates that the NMDA receptor plays a role in neuropathic pain, development of tolerance to and dependence on narcotic analgesics and development of hyperalgesia due to chronic administration of opiate narcotics. According to current scientific theory, activation of this receptor results in a cascade of intracellular events beginning with the influx of extracellular calcium. This influx of calcium results in activation of the enzyme protein kinase C and its subsequent translocation from cytosol to the membrane. Through protein phosphorylation, enduring changes then occur in the membrane constituents including receptors. This cascade of events beginning with the activation of the NMDA receptor has been implicated in numerous neuroplastic phenomena such as post-tetanic potentiation resulting in sensitized and overly active nerve cells and consequently may cause spontaneous pain and/or increased sensitivity to pain.

             It is believed that narcotic analgesics reduce pain by binding to opiate receptors located on nerve cells in the brain and spinal cord. Although the initial effect of this binding is to inhibit the nerve cell and thereby reduce pain, opiate receptor activation is also believed to stimulate the NMDA receptor leading to the cascade of events described in the previous paragraph. Many researchers believe that increased NMDA receptor activation represents the underlying cellular mechanism of opiate tolerance and dependence. Pre-clinical studies indicate that by blocking the NMDA receptor, tolerance to and dependence on opiates may be reduced and the development of hyperalgesia prevented. The involvement of the NMDA receptor in dependence is also the basis for development of NMDA antagonists to treat drug addiction.

CORPORATE AND GOVERNMENT COLLABORATIONS

The McNeil License Agreement provided for an initial payment of $2.0 million by McNeil to the Company and provides for additional payments of up to $8.0 million by McNeil upon the achievement of certain milestones, generally relating to product development and patent issuances. In addition, the Company will be entitled to receive royalty payments from McNeil based upon net product sales subject to minimum royalties, provided that certain conditions have been met, even if McNeil has not commenced marketing of an acetaminophen product or an NSAID product. McNeil will bear substantially all future costs of developing products it selects. The McNeil License Agreement extends until the later of the expiration of the Company's patent rights or ten years, provided that the McNeil License Agreement is terminable: (i) by either party in the event of a material breach by the other party upon 90 days notice or upon certain events of bankruptcy; (ii) by McNeil, at any time after one year from the effective date of the agreement; and (iii) by the Company under certain circumstances. Under certain circumstances, the McNeil License Agreement could terminate with respect to either acetaminophen or NSAID products without terminating with respect to the other category. In the event of a termination by McNeil, McNeil must pay all royalty payments and milestone payments due through the date of termination and the technology licensed by McNeil reverts to the Company. In such event, the Company retains the rights to the results of two clinical studies funded by the Company, and McNeil retains the rights to the results of the clinical studies funded by McNeil during the term of the McNeil License Agreement. See
"Business -- Patents, Trade Secrets and Licenses -- Licenses."

        In December 1996, the Company entered into a development and marketing collaboration and license agreement with Interneuron Pharmaceuticals, Inc. for the development and commercialization of a product to treat acute migraine headache. The agreement grants to Interneuron rights, co-exclusive with Algos, to use Algos patents and know-how to manufacture and market the product. In the initial stage of development, Algos will supply formulation development in support of the IND and Interneuron will perform toxicology, Phase I safety and Phase I/II safety and efficacy studies. Thereafter, the companies will generally share equally the remaining development costs, including clinical trials, regulatory activities, and manufacturing scale-up, and similarly share in marketing and profits of the resulting product, if any. After the initial stage of development, the agreement may be terminated by either Company with the terminating party retaining an interest in a resulting product, either in the form of a royalty on sales or the repayment of certain of its development costs.

        In June 1996, the Company entered into a letter of intent with NIDA, NIH, pending formal approval of a CRADA to conduct joint research on a methadone/NMDA antagonist combination drug as a potential treatment for opiate addiction.

ACADEMIC AND RESEARCH COLLABORATIONS

Virginia Commonwealth University, The Medical College of Virginia

             In 1994, the Company entered into a collaborative research agreement with The Medical College of Virginia with the option for subsequent annual renewals. Under the terms of this agreement, The Medical College of Virginia provides pre-clinical research exclusively to the Company in the field of: (i) prevention of tolerance to and dependence on opiates, opiate derivatives and opioids; (ii) treatment of chronic pain; and (iii) treatment of neuropathic pain, under the direction of David J. Mayer, Ph.D and Donald D. Price, Ph.D., Professors, Department of Anesthesiology, The Medical College of Virginia.

Brigham and Women's Hospital

             In 1995, the Company entered into a research agreement with Brigham and Women's Hospital, Inc., a teaching affiliate of the Harvard Medical School. Under the terms of this agreement, Brigham and Women's Hospital performs pre-clinical research exclusively for the Company in the field of long lasting anesthetics under the direction of Gary R. Strichartz, Ph.D., Professor of Anesthesia (Pharmacology). The research is designed to measure certain characteristics and effects of various anesthetic/NMDA antagonist combinations covered by the Company's existing or pending patents.

Stanford University

    The Company has entered into a series of research agreements with Stanford University. Under the direction of Christos E. Constantinou, Ph.D. of the Stanford University School of Medicine, certain NMDA antagonists were tested in pre-clinical studies to assess their potential for use in the treatment of urge urinary incontinence. The studies were conducted with products that are the subject of one of the Company's pending patent applications. In addition, Christopher Payne, M.D. is currently conducting a clinical trial to further test the potential of such NMDA antagonists for the treatment of urge urinary incontinence.

    In addition, the Company conducts clinical trials with major research institutions and medical centers and Contract Research Organizations ("CROs") that provide additional manpower as required to manage several study programs simultaneously.

TECHNICAL DEVELOPMENT AND PRODUCTION

    The Company generally seeks to contract third parties for formulation development, manufacture of clinical trial materials and scale-up work. The Company generally selects third party contractors that it believes have the capability to commercially manufacture the products. The key advantage to this approach is that the third party contractor which performed the developmental work will have the equipment, operational parameters and validated testing procedures already in place for the commercial manufacture of the Company's products. The Algos management team is experienced in selecting and managing activities at third party contract companies. By selecting qualified third party contractors or by choosing development partners that provide full-scale contract manufacturing services, the Company believes it will be able to shorten development and production scale-up time.

MARKETING

    Algos plans to market its products either directly or through co-marketing or licensing agreements with pharmaceutical companies. The Company's marketing strategy is to develop a direct sales force in the U.S. in market segments with relatively concentrated distribution channels to target hospitals, health maintenance organizations and pharmaceutical buyer groups. Algos does not expect to establish a direct sales capability until such time as one or more of its products in development receives marketing approval from the FDA. In market segments that require large or specialized sales capabilities, such as OTC analgesic products and certain foreign countries, the Company will seek strategic alliances with leading pharmaceutical companies such as under the McNeil License Agreement or the agreement with Interneuron. Implementation of this strategy will depend on the market potential of the Company's products, its financial resources and timely regulatory approvals.

COMPETITION

    The Company's products under development are expected to address several different markets. The Company's proposed products will be competing with currently existing or future products of other companies. Competition among these products will be based on, among other things, product efficacy, safety, reliability, availability, price and patent position. Many of the Company's existing or potential competitors have substantially greater financial, technical and human resources than the Company, may be better equipped to develop, manufacture and market products and have more extensive experience in pre-clinical testing and human clinical trials. These companies may develop and introduce products and processes competitive to those of the Company.

    The Company competes with pharmaceutical companies that develop, produce and market products in the United States, Europe and elsewhere. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection, discover new drugs or establish collaborative arrangements for drug research. The Company's narcotic analgesic and anesthetic products, when developed and marketed, will compete with products generally marketed by medium-sized pharmaceutical companies. In other analgesic segments, such as antiarthritic and OTC analgesic products, the Company's products, when developed and marketed, will compete with products marketed by some of the largest pharmaceutical companies in the U.S. In these segments, the Company may enter into license agreements with pharmaceutical companies having greater resources than the Company.

PATENTS, TRADE SECRETS AND LICENSES

Patent Rights

    The Company seeks to protect its proprietary position by, among other methods, filing United States and foreign patent applications with respect to the development of its products and their uses. The Company plans to prosecute and defend its patent applications, issued patents and proprietary information. The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its planned products. The Company, as of March 1, 1997, has an exclusive license for four U.S. patents, one pending U.S. patent application for which it has received a notice of allowance and five other pending U.S. patent applications under its agreement with The Medical College of Virginia, and several corresponding pending foreign patent applications. The Company also owns seven pending U.S. patent applications and plans to file additional patent applications.

    Of the patents issued to The Medical College of Virginia, U.S. Patent No. 5,321,012 entitled "Inhibiting the Development of Tolerance to and/or Dependence on a Narcotic Addictive Substance" (issued June 14, 1994) claims compositions and methods for inhibiting the development of tolerance to and/or dependence on a variety of narcotic analgesics including codeine, fentanyl, heroin, hydrocodone, morphine and oxycodone employing any one of several specific nontoxic NMDA antagonists including dextromethorphan and dextrorphan; U.S. Patent No. 5,352,683 entitled "Method for the Treatment of Chronic Pain" (issued October 4, 1994) claims a method for treating chronic pain employing any one of several specific nontoxic NMDA antagonists such as those previously mentioned;, U.S. Patent No. 5,502,058 entitled "Method for the Treatment of Pain" (issued March 26, 1996) covers a method of alleviating preexisting or prospectively occurring pain employing dextromethorphan or dextrorphan in combination with lidocaine,and U.S. Patent No. 5,556,838 (issued September 17, 1996) claims a composition containing any nontoxic NMDA antagonist, or any nontoxic substance that blocks a major intracellular consequence of NMDA receptor activation, and any one of several addictive substances, including morphine. A related patent application covering a companion method for inhibiting the development of tolerance to and/or dependence on any addictive substances has been allowed.

    Reflecting the Company's major research and development direction, its patent program is primarily focused on securing intellectual property rights to technology for the following categories of its business: (i) the use of pharmacologically acceptable NMDA antagonists for the management of acute, chronic, pre-operative and post-operative pain states, (ii) the use of NMDA antagonists for the potentiation of local anesthesia and (iii) the use of NMDA antagonists for the treatment of other conditions such as urge urinary incontinence. The Company is employing a dual-level strategy of claiming its drug discoveries mechanistically and in terms of specific therapeutics. This strategy is intended to maximize the Company's opportunities for obtaining the broadest possible patent protection and, at the same time, result in issued patents with complementary and mutually reinforcing claims.

    The patent positions of pharmaceutical firms, including the Company, are generally uncertain and involve complex legal and factual questions. Consequently, even though the Company is currently prosecuting its patent applications with the U.S. Patent and Trademark Office ("PTO") and certain foreign patent authorities, the Company does not know whether any of its applications will result in the issuance of any patents, or if any patents issue, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the U.S. are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, the Company cannot be certain that it was the first creator of inventions claimed by pending patent applications or that the Company was the first to file patent applications for such inventions. See "Risk Factors -- Uncertain Ability to Protect Proprietary Technology".

    The Company also relies upon trade secrets, know-how, continuing innovation and licensing opportunities to develop and maintain its competitive position. It is the Company's current practice to require its employees, consultants, members of its Medical and Research Advisory Board, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties, subject to certain exceptions. In the case of employees, the agreements provide that all inventions conceived by the individual shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information.

    The Company engages in collaborations and sponsored research agreements and enters into pre-clinical and clinical testing agreements with academic and research institutions and U.S. government agencies, such as NIH.

Consistent with pharmaceutical industry and academic standards, and the rules and regulations under the Federal Technology Transfer Act of 1986, these agreements may provide that developments and results will be freely published, that information or materials supplied by the Company will not be treated as confidential and that the Company may be required to negotiate a license to any such developments and results in order to commercialize products incorporating them. There can be no assurance that the Company will be able to successfully obtain any such license at a reasonable cost or that such developments and results will not be made available to competitors of the Company on an exclusive or a non-exclusive basis.

    The Company's success depends in part on its ability to obtain patent protection for its products and to preserve its trade secrets and operate without infringing on the proprietary rights of third parties. No assurance can be given that the Company's pending patent applications will be approved or that any patents will provide competitive advantages for its products or will not be successfully challenged or circumvented by its competitors. No assurance can be given that patents do not exist or could not be filed which would have an adverse effect on the Company's ability to market its products or maintain its competitive position with respect to its products. The Company's patents may not prevent others from developing competitive products using related technology. Other entities may obtain patents which cover aspects of the Company's products or processes which are necessary for or useful to the development, manufacture or use of the Company's products. As a result, the Company may be required to obtain licenses from others to develop, manufacture or market such products. There can be no assurance that the Company will be able to obtain any such licenses on commercially reasonable terms, if at all.

    No assurance can be given that any patent issued to, or licensed by, the Company will provide protection that has commercial significance. In this regard the patent position of pharmaceutical compounds and compositions is particularly uncertain. Even issued patents may be later modified or revoked by the PTO in proceedings instituted by the Company or others. In addition, no assurance can be given that the Company's patents will afford protection against competitors with similar compounds or technologies, that others will not obtain patents claiming aspects similar to those covered by the Company's patents or applications, or that the patents of others will not have an adverse effect on the ability of the Company to do business. The Company's patents may not prevent others from developing competitive positions using related technology.

Licenses

    The Company has entered into a license agreement, which was last amended in June 1996 (the "Amendment"), with The Medical College of Virginia for certain patents or pending patent applications owned by The Medical College of Virginia in the field of pain management in the country in which any such product or part thereof is made, used, sold or manufactured. In consideration for the terms of the Amendment, the Company issued 100,000 shares of Series B Preferred Stock to The Medical College of Virginia which are convertible at the option of the holder into 100,000 shares of the Company's Common Stock at any time after February 1, 1997. The Company pays no license signing fees or milestone payments. Royalties for the life of the patent equal 4% of net sales. If a product is combined with a drug or other substance for which the Company is paying an additional royalty, the royalty rate paid to The Medical College of Virginia is generally reduced by the amount of such additional royalty. If the Company enters into sublicensing agreements for a covered product, the Company will pay The Medical College of Virginia 50% of royalty payments received from such sublicensees' net sales for each year until the payments total $500,000 for such year, 33% until the payments total an additional $500,000 for such year and 25% thereafter. The McNeil License Agreement is a sublicense agreement of the Company's license agreement with The Medical College of Virginia.

GOVERNMENT REGULATION

    In the U.S., pharmaceutical products intended for therapeutic or diagnostic use in humans are subject to rigorous FDA regulation. The process of completing clinical trials and obtaining FDA approvals for a new drug is likely to take a number of years and require the expenditure of substantial resources. There can be no assurance that any product will receive such approval on a timely basis, if at all. See "Risk Factors - Government Regulation; No Assurance of United States or Foreign Regulatory Approval."

    Applicable FDA regulations treat the Company's combination of dextromethorphan with analgesics such as morphine, acetaminophen and ibuprofen and local anesthetics such as lidocaine as new drugs and require the filing of an NDA and approval by the FDA. However, since each of these drugs has been separately approved by the FDA, management believes that the risks associated with the development of these new proprietary drugs are less than the risks inherent in new molecular drug discovery.

    The steps required before a new pharmaceutical product for use in humans may be marketed in the U.S. include (i) pre-clinical studies, (ii) submission to the FDA of an Investigational New Drug application ("IND"), which must become effective before human clinical trials commence, (iii) adequate and well-controlled human clinical trials to establish the safety and effectiveness of the product, (iv) submission of an NDA to the FDA, and (v) FDA approval of the NDA prior to any commercial sale or shipment of the product.

    Pre-clinical studies include laboratory evaluation of product chemistry and formulation, and animal studies to assess the potential safety and effectiveness of the product. The results of the pre-clinical studies are submitted to the FDA as a part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to, or otherwise responds to, an IND, the IND will become effective 30 days following its receipt by the FDA.

    Clinical trials are typically conducted in three sequential phases, although phases may overlap. In Phase I, the investigational new drug usually is administered to healthy human subjects and is tested for safety (adverse effects), dosage, tolerance, metabolism, distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II involves studies in a limited patient population to (i) determine the effectiveness of the investigational new drug for specific indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. When an investigational new drug is found to be effective and to have an acceptable safety profile in Phase II evaluation, Phase III trials are undertaken to further evaluate clinical effectiveness and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. For analgesic drugs, Phase II analgesic efficacy studies have historically served as the pivotal studies for an NDA. Phase III studies for these products normally focus greater attention on safety in larger patient populations rather than efficacy. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of the Company's products subject to such testing. Furthermore, the FDA may suspend clinical trials at any time there is concern that the participants are being exposed to an unacceptable health risk.

    The results of pharmaceutical development, pre-clinical studies and clinical trials are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment of the product. The FDA may require additional testing or information before approving the NDA. The FDA may deny an NDA approval if safety, efficacy or other regulatory requirements are not satisfied. Moreover, if regulatory approval of the product is granted, such approval may require post-marketing testing and surveillance to monitor the safety of the product or may entail limitations on the indicated uses for which the product may be marketed. Finally, product approval may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

    At present, pharmaceutical products generally may not be exported from the U.S. for other than research purposes until the FDA has approved the product for marketing in the U.S. However, a company may apply to the FDA for permission to export finished products or partially processed products to a limited number of countries prior to obtaining FDA approval for marketing in the U.S.

    The Company is also subject to regulation under federal and state laws, including the Occupational Safety and Health Act, the Environmental Protection Act, the Clean Air Act, national restrictions on technology transfer, and import, export and customs regulations. In addition, all of the Company's products that contain narcotics are subject to Drug Enforcement Agency ("DEA") regulations relating to storage, distribution and physician prescribing procedures. There can be no assurance that any portion of the regulatory framework under which the Company currently operates will not change and that such change will not have a material effect on the current and anticipated operations of the Company.

    Whether or not FDA approval has been obtained, approval of a pharmaceutical product by comparable governmental regulatory authorities in foreign countries must be obtained prior to the commencement of clinical trials and subsequent marketing of such product in such countries. The approval procedure varies from country to country, and the time required may be longer or shorter than that required for FDA approval.

EMPLOYEES

    At February 28, 1997, the Company had twelve employees and two executive consultants, including five Ph.Ds and/or MDs. In addition, the Company engages consultants from time to time to perform services on a per diem or hourly basis.

 Item 2.  PROPERTIES

    The Company's executive office is located at Collingwood Plaza, 4900 Route 33, Neptune, New Jersey 07753. The Company's current lease agreement expires in November 1997. The leased property consists of approximately 2,000 square feet of office and storage space which will increase to 6,000 square feet effective April 1, 1997.

Item 3.  LEGAL PROCEEDINGS

    There are no legal proceedings pending against the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                     PART II

Item 5.  MARKET PRICE

        At March 3, 1997, Algos had approximately 150 shareholders of record and the Company believes that the number of beneficial holders exceeds 500. Common shares of the Company are traded in the over-the-counter market and their price quoted on the NASDAQ Stock Market under the symbol "ALGO." The following table sets forth the range of the highest and lowest sales prices for the Company's common stock since public trading commenced:

Year Ended December 31, 1996:                         High         Low
                                                      ----         ---
Third Quarter, beginning September 26                  14 1/2       14
Fourth Quarter                                         15         9 7/8


The Company has never declared or paid any cash dividends on its capital stock.

Item 6.  SELECTED FINANCIAL DATA

    The selected financial information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's financial statements and related notes contained elsewhere in this report.



                                                       Years Ended December 31,
                                                 (in thousands, except per share data)
                                    ----------------------------------------------------------------
Statement of Operations Data:           1992         1993         1994        1995         1996
                                        ----         ----         ----        ----         ----

Revenues . . . . . . . . . . . . .     $   96(1)     $ 215(1)    $   ---    $  ---        $ 2,000
Operating expenses:
  Research and development . . . .        125           40           654       1,615        3,344
  General and administrative . . .        369          436           623         760        2,467
                                          ---          ---         -----       -----        -----
      Total operating expenses. . .       494          476         1,277       2,375        5,810
                                          ---          ---         -----       -----        -----
Interest income. . . . . . . . . .         13            4           153         253          723
                                          ---          ---         -----       -----        -----
Net loss. . . . . . . . . . . . .      $ (385)       $(257)      $(1,124)    $(2,122)     $(3,087)
                                       =======       ======      ========    ========     ========
Pro forma net loss per common
share (2)                                                                    $ (0.17)      $(0.23)
                                                                             ========      =======
Pro forma weighted average common
shares outstanding (2)                                                        12,199       13,161
                                                                              ======       ======


                                                             December 31,
                                                            (in thousands)
                                    ----------------------------------------------------------------
Balance Sheet Data:                     1992         1993         1994        1995         1996
                                        ----         ----         ----        ----         ----
Cash and cash equivalents . . . .       $ 288        $ 124      $ 5,634     $ 3,707      $48,576
Working capital  . . . . . . . . .        180           81        5,503       3,419       47,932
Total assets. . . . . . . . . . .         330          153        5,765       3,820       49,202
Deficit accumulated during the
development stage . . . . . . . .        (385)        (642)      (1,766)     (3,888)      (6,976)
Total stockholders equity. . . . .        214          108        5,618       3,521       48,228

(1) Represents revenues from consulting activities in which the Company has ceased to engage.
(2) Adjusted to give effect as of January 1, 1995 to the automatic conversion of all outstanding shares of Series A Preferred Stock upon consummation of the Company's initial public offering of Common Stock. See Note 2 to the Financial Statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    Algos, a development stage company, is engaged primarily in the development and commercialization of proprietary pharmaceutical products. Since its formation in January 1992, the Company has devoted a substantial amount of its efforts to licensing technology, recruiting key management and staff, developing products, filing patents and other regulatory applications and raising capital. To date, the Company has earned no revenue from its planned principal line of business.

    The Company has incurred losses since its inception and expects to incur significant operating losses in the future. The Company expects that its product development expenses will increase significantly during 1997 and in future years as the drugs that the Company currently has under development move into advanced clinical trials and as additional drugs are considered for development. In addition, the Company expects that its personnel costs will increase significantly in the future, primarily as a result of the planned development of a direct sales force.

Results of Operations

Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995

Revenue

    In the 1996 period, the Company recognized $2,000,000 of license revenue representing the initial payment under the McNeil License Agreement.

Research and Development

    In 1996, research and development expenses increased $1,728,673, to $3,343,616 in 1996 from $1,614,943 in 1995. The 1996 period reflects expansion of the Company's clinical trials, particularly trials of its most developmentally-advanced product MorphiDex'tm' and the Company's non-narcotic drugs licensed to McNeil. Fees to clinical investigators and CROs, which increased approximately $1.3 million, and related increases in clinical drug supplies, consultants, etc. were partially offset by reduced spending on pre-clinical studies and formulation development.

General and Administrative Expenses

    In 1996, general and administrative expenses increased $1,706,537 to $2,466,577 in 1996 from $760,040 in 1995. The increase was due primarily to a charge of $915,000 in the 1996 period relating to the issuance of Series B Preferred Stock in connection with an amendment to the license agreement with The Medical College of Virginia and amortization of unearned compensation expense of approximately $361,000 in connection with the grant of stock options. Added professional fees and compensation expense also contributed to the increase.

Interest Income

    In 1996, interest income increased $470,167 to $722,715 in 1996 from $252,548 in 1995 as a result of the investment of proceeds from the Company's initial public offering of Common Stock in October 1996.

Year Ended December 31, 1995 Compared to the Year Ended December 31, 1994

Research and Development

     In 1995, research and development expenses increased $961,229, to $1,614,943 from $653,714 in 1994. This increase was primarily attributable to the Company's pre-clinical studies in the field of NMDA antagonists. In 1995, direct costs associated with pre-clinical studies and clinical trials were approximately $542,000 and formulation development, drug supplies and related analytical services totaled approximately $265,000. Compensation expense increased as a result of the addition of employees and consultants. Spending on other programs also contributed to the increase in 1995 expenditures. Expenses in 1994 consisted primarily of employee and consultant compensation as the Company established its research management team and initiated sponsored research programs at three universities.

General and Administrative Expenses

    In 1995, general and administrative expenses increased $136,821, to $760,040 from $623,219 in 1994. This increase was primarily attributable to additional employee compensation and related taxes and benefits. In addition, general office expenses such as rent, utilities, and supplies increased as a result of increased business activities and employment.

Interest Income

    In 1995, interest income increased $99,301, to $252,548 from $153,247 in 1994 as a result of the investment of proceeds from the Company's private placement of Series A Preferred Stock, which was completed in August 1994.

Liquidity and Capital Resources

General

    In 1996, 1995, and 1994, spending for the Company's product development efforts and related activities resulted in net cash outflows from operations of $1,556,604, $1,929,321, and $991,928 respectively. Accumulated cash balances at December 31, 1993, which resulted from the Company's initial capitalization together with additional investments by the Company's founders, were sufficient to provide operating funds into 1994. In 1994, in order to initiate its planned product development programs, the Company sold 700,000 shares of Series A Preferred Stock in a private placement, resulting in net proceeds of $6,609,015. A portion of these funds were used to fund the Company's development efforts in 1995 and part of 1996. In July 1996, the Company received $2.0 million from McNeil upon execution of the McNeil License Agreement and in October 1996 completed its initial public offering of 3,625,000 shares of Common Stock which provided net proceeds to the Company of $46.3 million. The Company had cash and cash equivalents of $48.6 million at December 31, 1996.

    The Company expects to invest substantial funds in the development of its products and to generate significant losses in the future. The Company has entered into a number of agreements for research and development spending, primarily related to its development of MorphiDex'tm'. Its future spending and funding requirements will depend on a number of factors, including the results of the Company's development efforts, the timing and cost of obtaining required regulatory approvals, the development of competing technologies, the amount of resources required for the establishment of marketing and distribution capabilities, the execution of licensing or other collaborative research agreements on terms acceptable to the Company, and the cost of prosecuting and defending patents. The Company currently expects that its cash and equivalents at December 31, 1996 will be sufficient to fund its operations for the development of products currently in clinical trials, based upon the Company's presently anticipated schedule of clinical trials, and other working capital requirements for more than two years. If, however, additional trials are deemed to be necessary or advisable, the Company may require additional funds to complete such trials and, in the event that revenue and income from successful product introductions or other internally generated funds are insufficient for such efforts, the Company will need to raise additional funds by incurring debt, issuing additional equity or through collaborative or license arrangements. In addition, the Company may determine to develop additional products. Development of additional products would require additional funds. See -"Risk Factors -- Need for Additional Funds."

    Certain information set forth in the prior paragraphs contains forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements concerning the expected use of funds, its development schedule and the ability to fund operations for approximately three years are forward looking statements. Certain factors discussed herein could cause actual results to differ materially from those in the forward-looking statements. See "Risk Factors."

Net Operating Loss Carryforwards

    At December 31, 1996, the Company had accumulated net operating loss carryforwards of approximately $4.0 million, which expire in 2009 through 2011 and are available to reduce future taxable income recognized in the carryforward period, if any. Due to the uncertainty of future taxable income, the Company has established a valuation allowance for these carryforwards and has not recognized their potential benefit on a current basis. The future utilization of these carryforwards may be limited by Section 382 of the Internal Revenue Code related to changes in Company ownership.

Other

    Generally, the Company's results of operations are not significantly affected by seasonal factors and the Company does not believe that inflation has had a significant impact on its business. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 - "Accounting for Stock Based Compensation,'" which generally requires disclosure of the impact on earnings of stock based employee compensation arrangements. The Company has adopted the disclosure requirements of SFAS No. 123. In February 1997, the Financial Accounting Standards Board Issued SFAS No. 128 - "Earnings Per Share" which specifies computation and disclosure requirements for earnings per share and is effective for financial statements issued after December 15, 1997. Management has not yet determined the impact that SFAS No. 128 will have on the Company's financial statements, when adopted.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
ALGOS PHARMACEUTICAL CORPORATION:

We have audited the accompanying balance sheets of Algos Pharmaceutical Corporation (a development stage enterprise) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Algos Pharmaceutical Corporation as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                   COOPERS & LYBRAND L.L.P.

Princeton, New Jersey
March 4, 1997

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS



                                                                   December 31,    December 31,
                                                                       1995           1996
                                                                       ----           ----
ASSETS

Current assets:
    Cash and cash equivalents                                       $ 3,707,100   $48,575,719
    Prepaid expenses                                                     11,057       330,083
                                                                    ------------ -------------
        Total current assets                                          3,718,157    48,905,802
Property and equipment, net                                             100,704        86,682
Other assets                                                              1,591       209,257
                                                                    ------------ -------------
        Total assets                                                 $3,820,452   $49,201,741
                                                                    ============ =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $  158,297   $   456,684
    Other current liabilities                                           141,335       516,786
                                                                    ------------ -------------
        Total current liabilities                                       299,632       973,470
                                                                    ------------ -------------
Commitments
Stockholders' equity:
    Preferred stock, $10,537,500 and $100,000 aggregate
        liquidation preference                                            7,025         1,000
    Common stock, $.01 par value, 50,000,000 shares authorized,
        6,010,030 and 15,669,101 shares outstanding                      60,100       156,691
    Additional paid-in-capital                                        7,341,890    55,902,403
    Unearned compensation expense                                                    (856,150)
    Deficit accumulated during the development stage                 (3,888,195)   (6,975,673)
                                                                    ------------ -------------
        Total stockholders' equity                                    3,520,820    48,228,271
                                                                    ------------ -------------
        Total liabilities and stockholders' equity
                                                                    $ 3,820,452   $49,201,741
                                                                    ============ =============

        The accompanying notes are an integral part of these statements

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS


                                                                       Cumulative from
                                 For the year ended December 31,        inception to
                            ------------------------------------------  December 31,
                                1994           1995          1996           1996
                                ----           ----          ----           ----
                                                                         (UNAUDITED)
Revenues                       $        -    $        -    $2,000,000       $2,311,000
                            -------------- ------------- ------------- ----------------

 Operating expenses:
   Research and development       653,714     1,614,943     3,343,616        5,777,273
   General and
   administrative                 623,219       760,040     2,466,577        4,654,839
                            -------------- ------------- ------------- ----------------
    Total operating
      expenses                  1,276,933     2,374,983     5,810,193       10,432,112
                            -------------- ------------- ------------- ----------------

Loss from operations           (1,276,933)   (2,374,983)   (3,810,193)      (8,121,112)
Interest income                   153,247       252,548       722,715        1,145,439
                            -------------- ------------- ------------- ----------------

Net loss                      $(1,123,686)  $(2,122,435)  $(3,087,478)     $(6,975,673)
                            ============== ============= ============= ================

Pro forma:
    Net loss per common
      share                                 $     (0.17)  $     (0.23)
                                           ============= =============
    Weighted average
     common shares
      outstanding                            12,199,217    13,161,287
                                           ============= =============

        The accompanying notes are an integral part of these statements

                                        ALGOS PHARMACEUTICAL CORPORATION
                                        (A DEVELOPMENT STAGE ENTERPRISE)

                                            STATEMENTS OF CASH FLOWS



                                                                                                    Cumulative from
                                                                For the year ended December 31,      inception to
                                                        -------------------------------------------  December 31,
                                                            1994           1995           1996          1996
                                                            ----           ----           ----          ----
                                                                                                     (UNAUDITED)
Net loss                                                $(1,123,686)    $(2,122,435)  $(3,087,478)   $(6,975,673)
    Net loss
    Adjustments to reconcile net loss to net cash
      used in operating activities:
          Depreciation and amortization                      18,115          35,782        44,038        111,297
          Amortization of unearned compensation                                           424,690        424,690
          Common stock issued for technology                                                             125,000
          Preferred stock issued for services                25,000                                       25,000
          Preferred stock issued under license
            agreement                                                                     915,000        915,000
          Changes in assets and liabilities:
             Prepaid expenses                               (14,096)          5,476      (319,026)      (330,083)
             Other assets                                       600            (675)     (207,666)      (209,257)
             Accounts payable                                25,549         102,371       298,387        456,684
             Other current liabilities                       76,590          50,160       375,451        516,786
                                                        ------------- --------------- -------------  -------------
    Net cash used in operating activities                  (991,928)     (1,929,321)   (1,556,604)    (4,940,556)
                                                        ------------- --------------- -------------  -------------

Cash flows from investing activities:
    Purchases of property and equipment                    (106,757)        (22,500)      (30,016)      (197,979)
                                                        ------------- --------------- -------------  -------------
    Net cash used in investing activities                  (106,757)        (22,500)      (30,016)      (197,979)
                                                        ------------- --------------- -------------  -------------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock, net        6,609,015                        50,000      6,659,015
    Proceeds from issuance of common stock, net                  50          24,950    46,405,239     47,055,239
                                                        ------------- --------------- -------------  -------------
    Net cash provided by financing activities             6,609,065          24,950    46,455,239     53,714,254
                                                        ------------- --------------- -------------  -------------

Net increase (decrease) in cash and cash equivalents      5,510,380      (1,926,871)   44,868,619     48,575,719
Cash and cash equivalents, beginning of period              123,591       5,633,971     3,707,100              -
                                                        ------------- --------------- -------------  -------------
Cash and cash equivalents, end of period                 $5,633,971      $3,707,100   $48,575,719    $48,575,719
                                                        ============= =============== =============  =============



        The accompanying notes are an integral part of these statements

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                         Convertible preferred stock               Common stock
                                                       ------------------------------      -----------------------------
                                                          Shares            Amount            Shares           Amount
                                                       ------------      ------------      -------------    ------------
Issuance of Common Stock, January 1992,
$.10 per share                                                                                4,841,664     $     48,417
Issuance of Common Stock for technology,
January 1992, $.10 per share                                                                    968,336            9,683
Net loss
                                                       ------------      ------------      ------------     ------------
Balance, December 31, 1992                                                                    5,810,000           58,100
Capital contributions, including $25,000
of technology
Net loss
                                                       ------------      ------------      ------------     ------------
Balance, December 31, 1993                                                                    5,810,000           58,100
Issuance of Series A Preferred Stock, May through
August 1994, $10.00 per share, net of offering
costs                                                       700,000      $      7,000
Issuance of Series A Preferred Stock for services,
May 1994, $10.00 per share                                    2,500                25
Exercise of stock options                                                                           415                4
Net loss
                                                       ------------      ------------      ------------     ------------
Balance, December 31, 1994                                  702,500             7,025         5,810,415           58,104
Exercise of stock options                                                                       199,615            1,996
Net loss
                                                       ------------      ------------      ------------     ------------
Balance, December 31, 1995                                  702,500             7,025         6,010,030           60,100
Exercise of Series A Preferred Stock warrants                 5,000                50
Issuance of Series B Preferred Stock under license
agreement, June 1996, $9.15 per share                       100,000             1,000
Exercise of stock options                                                                       161,821            1,618
Issuance of Common Stock, October 1996, $14.00
per share, net of offering costs                                                              3,625,000           36,250
Conversion of Series A Preferred Stock                     (707,500)           (7,075)        5,872,250           58,723
Unearned compensation expense

Amortization of unearned compensation expense
Net loss
                                                       ------------      ------------      ------------     ------------
Balance, December 31, 1996                                  100,000      $      1,000        15,669,101     $    156,691
                                                       ============      ============      ============     ============



                                                                                              Deficit
                                                                                            accumulated
                                                                           Unearned          during the            Total
                                                     Additional paid     compensation       development         stockholders'
                                                        in capital         expense             stage               equity
                                                       ------------      -----------       ------------        -------------
Issuance of Common Stock, January 1992,
$.10 per share                                         $    451,583                                            $    500,000
Issuance of Common Stock for technology,
January 1992, $.10 per share                                 90,317                                                 100,000
Net loss                                                                                   $   (385,434)           (385,434)
                                                       ------------      ------------      ------------        ------------
Balance, December 31, 1992                                  541,900                            (385,434)            214,566
Capital contributions, including $25,000
of technology                                               150,000                                                 150,000
Net loss                                                                                       (256,640)           (256,640)
                                                       ------------      ------------      ------------        ------------
Balance, December 31, 1993                                  691,900                            (642,074)            107,926
Issuance of Series A Preferred Stock, May through
August 1994, $10.00 per share, net of offering
costs                                                     6,602,015                                               6,609,015
Issuance of Series A Preferred Stock for services,
May 1994, $10.00 per share                                   24,975                                                  25,000
Exercise of stock options                                        46                                                      50
Net loss                                                                                     (1,123,686)         (1,123,686)
                                                       ------------      ------------      ------------        ------------
Balance, December 31, 1994                                7,318,936                          (1,765,760)          5,618,305
Exercise of stock options                                    22,954                                                  24,950
Net loss                                                                                     (2,122,435)         (2,122,435)
                                                       ------------      ------------      ------------        ------------
Balance, December 31, 1995                                7,341,890                          (3,888,195)          3,520,820
Exercise of Series A Preferred Stock warrants                49,950                                                  50,000
Issuance of Series B Preferred Stock under license
agreement, June 1996, $9.15 per share                       914,000                                                 915,000
Exercise of stock options                                    17,851                                                  19,469
Issuance of Common Stock, October 1996, $14.00
per share, net of offering costs                         46,349,520                                              46,385,770
Conversion of Series A Preferred Stock                      (51,648)
Unearned compensation expense                             1,280,840      $ (1,280,840)

Amortization of unearned compensation expense                                 424,690                               424,690
Net loss                                                                                     (3,087,478)         (3,087,478)
                                                       ------------      ------------      ------------        ------------
Balance, December 31, 1996                             $ 55,902,403      $   (856,150)     $ (6,975,673)       $ 48,228,271
                                                       ============      ============      ============        ============

    The accompanying notes are an integral part of these financial statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS


1. ORGANIZATION

Algos Pharmaceutical Corporation (the "Company"), is engaged primarily in the development of proprietary pain management pharmaceuticals. Since its formation in January 1992, the Company has devoted a substantial portion of its efforts to developing products, licensing technology, filing regulatory applications and raising capital. The Company is subject to a number of risks common to companies in similar stages of development including, but not limited to, the lack of assurance of successful product development, the absence of manufacturing facilities, and the risk of technological obsolescence.

In May 1996, the Company effected an 8.3-for-1 stock split in the form of a stock dividend. All historical share and per share data have been restated to reflect the stock split.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Development Stage Enterprise

The accompanying statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises."

Cash and Cash Equivalents

The Company considers money market securities with maturities of three months or less, when purchased, to be cash equivalents.

Property and Equipment, Net

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the assets which range from three to seven years. Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred.

Revenue

License fees are recognized as revenue when earned in accordance with the terms of the underlying agreements.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.

Stock Based Compensation

In October 1996, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation" which requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, the recognition of employee compensation expense related to stock compensation based on the fair value of the equity instrument granted. The Company has elected to adopt the disclosure requirements of this pronouncement.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS


Earnings Per Share

Pro forma net loss per common share is based on the net loss and the weighted average number of common shares after giving effect to the conversion of all Series A Preferred Stock into 5,872,250 shares of common stock as of January 1, 1995. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common stock options and other common stock equivalents granted by the Company during the twelve months prior to the filing date of the registration statement for the Company's initial public offering of common stock have been included in the calculation of pro forma weighted average common shares outstanding as if they were outstanding for all periods prior to the offering. Stock options and warrants granted prior to this twelve-month period have not been included in the calculation of net loss per common share because inclusion of such shares would be antidilutive.

Historical net loss per common share is based on the weighted average number of common shares outstanding during the periods presented.

Historical net loss per common share is as follows:


                                                             For the years ended December 31,
                                                             --------------------------------
                                                             1994           1995          1996
                                                             ----           ----          ----

Net loss per common share                                      $(0.19)       $(0.35)       $(0.36)
Weighted average number of common shares outstanding         5,810,050     6,002,635     8,535,080

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of investments in money market funds and obligations of the U.S. Treasury and federal agencies which mature within three months.

1.  PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:


                                                                      December 31,
                                                                      ------------
                                                                   1995          1996
                                                                   ----          ----

Office furniture and equipment                                   $ 94,510      $111,042
Computer equipment                                                 73,453        86,937
                                                                 --------      --------
                                                                  167,963       197,979
Less accumulated depreciation                                      67,259       111,297
                                                                 --------      --------
                                                                 $100,704      $ 86,682
                                                                 ========      ========

5.  PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist primarily of insurance premiums which are amortized on the straight-line basis over the coverage periods of the underlying policies.

6.  OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:


                                                                      December 31,
                                                                      ------------
                                                                   1995          1996
                                                                   ----          ----
Accrued compensation                                             $118,100      $ 214,750
Accrued research expenses                                          23,235        302,036
                                                                 --------      ---------
                                                                 $141,335      $ 516,786
                                                                 ========      =========

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS


7.  INCOME TAXES

Prior to March 1, 1994, the Company had elected to be treated as an S Corporation for federal income tax reporting purposes. Under this election, the Company's stockholders were responsible for reporting the Company's federal taxable loss on their personal tax returns. In connection with the issuance of Series A Preferred Stock, the Company's S status terminated and the corporation converted to C Corporation status. The C Corporation assumed the tax bases of the assets and liabilities of the S Corporation as of the termination date. Accordingly, the Company records deferred taxes for the effect of cumulative temporary differences in accordance with the provisions of SFAS No. 109, 'Accounting for Income Taxes' for federal tax purposes as of the termination date. For state tax purposes, the Company has been treated as a C Corporation since inception. At December 31, 1996, the Company had available net operating loss carryforwards and research and development credits for federal income tax purposes of approximately $4,000,000 and $149,000, respectively, which expire in the years 2009 through 2011. The use of these net operating loss and credit carryforwards may be subject to limitations under section 382 of the Internal Revenue Code pertaining to changes in stock ownership. Due to the uncertainty of their realization, no income tax benefits have been recorded by the Company for these net operating loss or credit carryforwards as valuation allowances have been established for any such benefits. The increase in the valuation allowance amounted to $406,100, $906,300 and $1,122,200 in 1994, 1995, and 1996
respectively. Deferred tax assets and (liabilities) for federal and state income taxes consist of the following:


                                                                       December 31
                                                                       -----------
                                                                   1995          1996
                                                                   ----          ----
Net operating loss carryforwards                               $ 1,236,800    $ 1,776,900
                                                               -----------    -----------
Research and development tax credits                                70,000        149,100
License Costs                                                                     355,300
Accrued liabilities and other                                        3,200        147,400
Depreciation and amortization                                        2,400          5,900
                                                               -----------    -----------
Total deferred tax assets                                        1,312,400      2,434,600
Valuation allowance                                             (1,312,400)    (2,434,600)
Net deferred tax assets                                        $         0    $         0
                                                               ===========    ===========

8.  COMMITMENTS AND CONTINGENT LIABILITIES

Licensing Agreements

The Company has a license agreement with a university for certain pain management technology which requires the Company to pay royalties based on sales of licensed products and a share of royalties received from sublicensees.

Leases

Rent expense for the Company's office facilities amounted to $12,608, $21,841, $22,475 for the years ended December 31, 1994, 1995, and 1996 respectively and $67,924 cumulatively from the date of inception. Minimum lease payments amount to $56,607 in 1997 when the Company's current lease agreement expires.

9.  SIGNIFICANT AGREEMENTS

In June 1996, the Company entered into a license agreement with McNeil Consumer Products Company, an affiliate of Johnson & Johnson, which provides McNeil with exclusive worldwide marketing rights to certain of the Company's products under development. The Company received an initial payment of $2,000,000 in 1996 and may receive additional payments based on the achievement of certain milestones. McNeil will be responsible for substantially all of the remaining development costs subsequent to an initial clinical study funded by the Company in 1996. In addition, the Company will receive royalties based on sales of licensed products, if any. The agreement may be terminated by McNeil after one year.

In December 1996, the Company entered into a development and marketing collaboration and license agreement with Interneuron Pharmaceuticals, Inc. for the development and commercialization of a product to treat acute migraine headache. The agreement grants to Interneuron rights, co-exclusive with Algos, to use Algos patents and know-how

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

to manufacture and market the product. After an initial stage of development, which will be largely funded by Interneuron, the agreement provides that the companies will generally share equally the remaining development costs, including pre-clinical studies, clinical trials, and regulatory activities, and similarly share in marketing and profits of the resulting product, if any. After the initial stage of development, the agreement may be terminated by either Company with the terminating party retaining an interest in a resulting product, either in the form of a royalty on sales or the repayment of certain of its development costs.

In 1996, the Company contributed certain intangible assets having no book value to a newly formed company, and received preferred stock with an aggregate stated value and liquidation preference of $2,800,000 and all of the transferee's common stock. The common stock was subsequently distributed to the Company's stockholders, warrant holders and certain of its employees. The preferred stock provides for an annual cumulative dividend of 30%, which may be paid in the form of cash or common stock, and a share of other earnings. The preferred stock may be redeemed for the stated value plus accrued dividends at any time at the transferee's option or at the Company's option at the end of two years. The Company recorded no gain in connection with the transactions as management believes that at the present time realization of the redemption value is not assured.

10.  STOCKHOLDERS' EQUITY

The Company is authorized to issue 10,000,000 shares of $.01 par value per share preferred stock with rights, preferences and limitations determined by the Board of Directors of the Company, 100,000 of which have been designated Series B. In 1996, the Company issued 100,000 shares of convertible Series B Preferred Stock in connection with an amendment to a license agreement with a university and recorded an administrative expense of $915,000. Shares of Series B Preferred Stock carry dividend rights equal to shares of Common Stock and are convertible into an equal number of shares of Common Stock at any time on or after February 1, 1997. In connection with the Company's initial public offering of Common Stock, all shares of previously issued Series A Preferred Stock were converted to Common Stock and Preferred Stock warrants were converted to Common Stock warrants at a rate of 8.30 common shares for each preferred share or warrant.

Preferred Stock consists of the following:


                                                                      December 31,
                                                                      ------------
                                                                   1995          1996
                                                                   ----          ----
Convertible Series A; 872,000 and 0 shares authorized,
  702,500 and 0  shares issued and outstanding                   $ 7,025
Convertible Series B; 0 and 100,000 shares authorized, 0
  and 100,000 shares issued and outstanding                                    $ 1,000

As of December 31, 1996, warrants to purchase 296,725 shares of common stock at an exercise price of $1.20 per share were outstanding and exercisable. The warrants expire in 2001.

The Company maintains stock option plans for its employees, directors and consultants. See Footnote 12.

11.  OTHER RELATED PARTY TRANSACTIONS

Certain directors and shareholders of the Company have been associated with law firms that rendered various legal services to the Company. The Company recorded charges of approximately $163,000, $16,000 and $443,000 in 1994, 1995, and 1996
respectively, and $625,000 from the date of inception, for these services, including services rendered in connection with issuances of stock. As of December 31, 1995 and 1996, $2,500 and $4,500 of these charges were unpaid, respectively.

12.  STOCK OPTION PLANS

The 1996 Stock Option Plan authorizes the grant of non-qualified stock options and incentive stock options to purchase shares of Common Stock covering 415,000 authorized but unissued or reacquired shares of Common Stock. Unless sooner terminated by the Board of Directors, the 1996 Option Plan will expire on January 31, 2006. The Compensation Committee of the Board of Directors has the authority to select the persons to whom grants are to be made, to designate the number of shares of Common Stock to be covered by such grants, to determine the exercise price of options, to establish the period of exercisability of options, and to take all other actions for the administration of the 1996 Option Plan. The 1996 Option Plan permits the payment of the option exercise price to be made in cash or

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

by delivery of shares of Common Stock valued at their fair market value on the date of exercise or delivery of other property, or by a recourse promissory note payable to the Company, or by a combination of the foregoing.

The 1996 Non-Employee Director Stock Option Plan covers 83,000 authorized but unissued or reacquired shares of Common Stock and is intended to assist the Company in attracting and retaining qualified non-employee directors. The Director Plan is administered by the Board of Directors and provides for automatic grants of non-qualified stock options to purchase 10,000 shares of Common Stock to each non-employee director at the time of appointment or election to the Board of Directors. The exercise price of the options shall be the fair market value of a share of Common Stock on the date of grant. Each option shall generally become exercisable in cumulative annual installments of one-third on each of the first three annual meetings of the Company's stockholders following the date of grant so long as the non-employee director continues to serve as a director of the Company. In addition, each non-employee director shall be granted an option to purchase 5,000 shares of Common Stock on an annual basis. Unless sooner terminated by the Board of Directors, the Director Plan will expire in 2006.

A summary of the status of the Company's stock option plans as of December 31, 1994, 1995, and 1996 and changes in the years then ended is as follows:



                                 1994                   1995                    1996
                          --------------------   --------------------   ---------------------
                                     Weighted               Weighted               Weighted
                                     Average                Average                Average
                                     Exercise               Exercise               Exercise
                            Shares    Price        Shares    Price        Shares     Price
                            ------    -----        ------    -----        ------     -----

Outstanding at beginning
  of year                     --        --         772,315   $ 0.13      597,600    $ 0.13
Granted                    772,730    $ 0.13        24,900   $ 0.12      316,690    $ 3.13
Exercised                     (415)   $ 0.12      (199,615)  $ 0.13     (161,850)   $ 0.12
                           --------   ------      ---------  ------     ---------   ------
Outstanding at end of year  772,315   $ 0.13       597,600   $ 0.13      752,440    $ 1.39
                           ========               ========               ========
Options exercisable at
end of year                 199,200                215,800                343,530

Weighted average fair
  value of options
  granted during the
  year:

Exercise price equal to
  market value of stock                             $ 0.01                 $ 4.30
Exercise price greater
  than market value of
  stock
Exercise price less than
  market value of stock                                                    $ 4.60

The fair value of each option grant is estimated using the Black-Scholes option pricing model for grants after the Company's October 1996 initial public offering of Common Stock and a minimum value method for prior grants. The following weighted-average assumptions were used for grants in 1994, 1995 and 1996, respectively: no dividend yield for all years, risk-free interest rates of 6.7%, 6.0%, and 6.2%, expected lives of 3.9, 1.0, and 3.9, and expected volatility of 55% after October 1996.

A summary of stock options outstanding as of December 31, 1996 is as follows:



                                        Outstanding                  Exercisable
                              --------------------------------   --------------------
                                          Weighted
                                          average    Weighted               Weighted
                                         remaining   average                average
                                         contractual exercise               exercise
  Range of exercise prices      Number      life      price        Number    price
  ------------------------      ------      ----      -----        ------    -----
       $ 0.12 - $ 0.13         678,970      4.0       $ 0.13      324,530    $ 0.13
       $11.25 - $14.00          73,500      8.5       $13.06       19,000    $12.47
                               ---------                          ---------
                               752,440      4.4       $ 1.39      343,530    $ 0.81
                               =======                            =======

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

The Company records compensation expense for stock option grants in accordance with APB No. 25, "Accounting for Stock Issued to Employees." Had the Company elected to record compensation for stock option grants in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's pro forma net income and earnings per share amounts would be as follows:


                                                1995                1996
                                          -----------------   -----------------
Net income                  As reported:     ($2,122,435)         ($3,087,478)
                             Pro forma:      ($2,122,610)         ($3,118,334)
Pro forma earnings per      As reported:          ($0.17)              ($0.23)
  share                      Pro forma:           ($0.17)              ($0.24)
Historical earnings per     As reported:          ($0.35)              ($0.36)
  share                      Pro forma:           ($0.35)              ($0.37)

Pro forma amounts reflect options granted after 1994 and are not likely to be representative of amounts in future years, as additional options are awarded and vested.

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTANTING AND FINANCIAL DISCLOSURE

        Not Applicable.

                                    PART III

    The information required by Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions will be included in and is incorporated by reference from the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of its fiscal year.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Exhibits:

Exhibit
   No.                                             Title
--------   ---------------------------------------------------------------------------------
    3.1    Form of Amended and Restated Certificate of Incorporation of Algos Pharmaceutical
             Corporation(1)
    3.2    Form of Amended and Restated By-laws of Algos Pharmaceutical Corporation(1)
    4.1    Form of Stock Certificate of Common Stock(1)
   10.1.1  Employment Agreement with Respect to John W. Lyle(1)
   10.1.2  Employment Agreement with Respect to Gastone Bello(1)
   10.1.3  Employment Agreement with Respect to Frank S. Caruso(1)
   10.2.1  1994 Stock Option Plan(1)
   10.2.2  Form of 1996 Stock Option Plan(1)
   10.2.3  Form of 1996 Non-Employee Director Stock Option Plan
   10.3.1  Algos Pharmaceutical Corporation Stockholders' Agreement(1)
   10.4.1  License Agreement with The Medical College of Virginia(1) 'D''D'
   10.4.2  License Agreement with McNeil(1) 'D''D'
   10.4.3  Registration Rights Agreement with The Medical College of Virginia(1)
   11      Statement Regarding Computation of Per Share Earnings
   21      Subsidiaries of the Registrant(1)
   27      Financial Data Schedule 'D'
   99      Risk Factors

(1) Incorporated by reference to the Registrant's registration statement on Form S-1 declared effective on September 25, 1996.
'D'     Included in EDGAR filing only.
'D''D' Portions of this Exhibit have received confidential treatment pursuant to Rule 406(b) under the Securities Act.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Algos Pharmaceutical Corporation
                                       /s/ JOHN W. LYLE
DATE: MARCH 31, 1997             BY: __________________________________
                                       JOHN W. LYLE
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           NAME                           TITLE                        DATE
           ----                           -----                        ----
/s/  JOHN W. LYLE
-------------------------   President, Chief Executive             March 31, 1997
       JOHN W. LYLE         Officer and Director

/s/ DONALD G. DRAPKIN
-------------------------   Director                               March 31, 1997
    DONALD G. DRAPKIN


-------------------------   Director                               March  , 1997
      MICHAEL HYATT

/s/  ROGER H. KIMMEL
-------------------------   Director                               March 31, 1997
     ROGER H. KIMMEL

/s/  JAMES R. LEDLEY
-------------------------   Assistant Secretary and Director       March 31, 1997
     JAMES R. LEDLEY

-------------------------   Director                               March , 1997
     DIETER A. SULSER

/s/   GARY ANTHONY
-------------------------   Chief Financial Officer                March 31, 1997
       GARY ANTHONY         (Principal Accounting Officer)


                            STATEMENT OF DIFFERENCES
                            ------------------------

The checkmark shall be expressed as ....................... 'ch'
The trademark symbol shall be expressed as ................ 'tm'
the registered trademark symbol shall be expressed as ..... 'r'
The dagger symbol shall be expressed as ................... 'D'