Form 10-K/A
period 1996-12-31
ALGOS PHARMACEUTICAL CORP
filed 1997-04-30
CIK 924862

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO
       ___________

                               COMMISSION FILE NO.
                                    000-28844

                        ALGOS PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)

DELAWARE                                                   22-3142274
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

COLLINGWOOD PLAZA, 4900 ROUTE 33, NEPTUNE NJ                  07753-6804
(Address of principal executive offices)                     (ZIP Code)

Registrant's telephone number, including area code:          (908) 938-5959

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $165 million, based on the last sales price of the Common Stock as of February 28, 1997.

As of February 28, 1997 15,789,451 shares of Common Stock, $0.01 par value, of the registrant were issued and outstanding.

                                    PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

        Set forth below are the directors, executive officers and key employees of the Company as of April 15, 1997.

            Name               Age                      Position
            ----               ---                      --------
         DIRECTORS
  John W. Lyle                 53    President and Chief Executive Officer and
                                     Director
  Donald G. Drapkin*/**        49    Director
  Michael Hyatt*               51    Director
  Roger H. Kimmel**            50    Director
  James R. Ledley*/**          50    Assistant Secretary and Director
  Dieter A. Sulser             48    Director

     EXECUTIVE OFFICERS
  Frank S. Caruso, Ph.D.       60    Executive Vice President for Research and
                                     Development
  Gastone Bello, Ph.D.         66    Executive Vice President for Technology
                                     Transfer and Manufacturing

       KEY EMPLOYEES
  Donald A. Johnson, Ph.D.     42    Senior Vice President for Pharmaceutical
                                     Development
  Gary R. Anthony              36    Chief Financial Officer


---------
     * Member of the Audit Committee.
    ** Member of the Compensation Committee

        MR. LYLE has served as President and Chief Executive Officer and a Director of the Company since its formation in January 1992. Mr. Lyle served as President and Chief Executive Officer of OmniCorp Holdings, Inc. in 1991. Prior to founding the Company, Mr. Lyle was one of the founders of Osteotech, Inc., a public orthopaedic pharmaceutical company formed in 1986. He served as Osteotech's Chairman and Chief Executive Officer from 1989 to 1991 and as President from 1986 to 1989. From 1981 to 1986, Mr. Lyle served as the President of CIBA-GEIGY Corporation's CIBA Self-Medication, Inc. From 1975 to 1981, Mr. Lyle held various positions at Johnson & Johnson. Mr. Lyle holds a B.S. in Marketing Management and a M.B.A. in General Management, both from the University of Southern California.

        MR. DRAPKIN has been a director of the Company since January 1994. Mr. Drapkin has been Vice Chairman and Director of MacAndrews Holdings, Inc., and various of its affiliates for more than five years. Mr. Drapkin is a Director of the following corporations which file reports pursuant to the Exchange Act:
Algos Pharmaceutical Corporation, Andrews Group, Coleman, Coleman Holdings, Coleman Worldwide, Cigar Holdings, Consolidated Cigar, Marvel, Marvel Holdings, Marvel Parent, Marvel III, Products Corporation, Revlon Worldwide, Toy Biz and VIMRx Pharmaceuticals Inc. On December 27, 1996, Marvel Holdings, Marvel Parent, Marvel III and Marvel and several of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

        MR. HYATT has been a director of the Company since November 1996. For more than five years, he has been a Senior Managing Director of Bear Stearns & Co., Inc.

        MR. KIMMEL has been a director of the Company since July 1996. Mr. Kimmel has been a partner of the law firm of Latham & Watkins for more than five years. Mr. Kimmel is also a director of Weider Nutrition International, Inc. and TSR Paging, Inc.

        MR. LEDLEY has been a director of the Company since January 1992. Since 1995, he has been a member of the law firm of Kleinberg, Kaplan, Wolff & Cohen, P.C. From 1980 to 1995 he was a member of the law firm of Varet & Fink P.C. (previously known as Milgrim Thomajan & Lee P.C.).

        MR. SULSER has been a director of the Company since May 1995. Since 1991, Mr. Sulser has served as Head of Investment Banking for the ERB Group of Companies, based in Zurich, Switzerland. Mr. Sulser is also General Manager of Unifina Holding AG, an affiliate of the ERB Group of Companies.

        DR. CARUSO joined Algos in 1994. From 1985 to 1993, Dr. Caruso served as Vice President, Research & Development at Roberts Pharmaceutical Corporation with responsibility for worldwide pre-clinical and clinical research and development activities. From 1980 to 1985, Dr. Caruso served as Director, Clinical Pharmacology, for Revlon Health Care. From 1963 to 1980, Dr. Caruso served in various positions at Bristol-Myers Company, including Director, Clinical Research-Analgesics and Central Nervous System. He holds a Ph.D. and a M.S. in Pharmacology, both from the University of Rochester, School of Medicine and Dentistry and a B.S. in Biology from Trinity College.

        DR. BELLO joined Algos in 1994. During 1992 and 1993, Dr. Bello performed consulting services for the Company. Also in 1992, he served on a task force organized by the U.S. Department of State to assess the status of the pharmaceutical industry in the former Soviet Union. From 1975 to 1991, Dr. Bello served as CIBA-GEIGY Pharmaceutical Division Senior Vice President of Technical Operations and was a member of the Management Committee where he was responsible for chemical and pharmaceutical production, materials management, distribution, engineering, safety and ecology. Dr. Bello served as President and a member of the Board of Directors of CIBA-GEIGY Caribe, Caguas, Puerto Rico from 1990 to 1991. He served as a member of the Board of Directors of Geneva Pharmaceutical from 1982 to 1991 and a member of the Board of Directors of Alza Corporation from 1978 to 1982. Dr. Bello serves on the Board of Overseers, New Jersey Institute of Technology. He received his Ph.D. in Chemistry from the University of Trieste in Trieste, Italy.

        DR. JOHNSON joined Algos in 1994. Prior to joining Algos, Dr. Johnson served as President of Pharmaceutical Development Laboratories, Inc., a contract research laboratory. From 1991 to 1993, Dr. Johnson was Business Director of Applied Analytical Industries, Inc. where he developed marketing strategies, research plans and budgets for numerous new drug contract development projects. From 1990 to 1991, he served as Manager of Drug Delivery Systems at Noven Pharmaceuticals and was responsible for the research and development of transdermal drug delivery systems. From 1986 to 1990, Dr. Johnson served as Group Leader of Pharmaceutical Research at Schering-Plough Research. Dr. Johnson holds a Ph.D. and a M.S. in Pharmaceutics and a B.S. in Pharmacy from the University of Wisconsin-Madison.

        MR. ANTHONY joined Algos in January 1996. Prior to joining Algos, Mr. Anthony engaged in the private practice of accounting, providing services to pharmaceutical companies. From 1987 to 1993, he served as Controller for Roberts Pharmaceutical Corporation where his responsibilities included public company financial reporting, the development and implementation of accounting practices and internal control systems, income tax planning and compliance, cash management and analysis of acquisitions. From 1983 to 1987 he served on the audit staff of Coopers & Lybrand. Mr. Anthony holds a B.S. in Accounting from Monmouth College.

COMPENSATION OF OUTSIDE DIRECTORS

        Non-employee members of the Board of Directors will receive cash compensation of $1,500 per meeting attended as consideration for their services as directors of the Company and are reimbursed for reasonable travel expenses incurred in connection with their attendance at such meetings. Non-employee directors upon appointment or election to the Board of Directors will receive an option grant under the Company's 1996 Non-Employee Director Stock Option Plan to purchase 10,000 shares of Common Stock, at the fair market value on the date of grant, vesting over a three-year period upon each anniversary of the date of grant. In addition, on the date of the first meeting of the Board of Directors in each calendar year, each non-employee director will be granted options to purchase 5,000 shares of Common Stock, at the fair market value at the date of grant, which shall vest on the first anniversary of the date of grant.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Exchange Act requires directors, officers and persons who beneficially own more than 10% of a registered class of stock of the Company to file initial reports of ownership (Forms 3) and reports of changes in beneficial ownership (Forms 4 and 5) with Commission and the Nasdaq. Such persons are also required under the rules and regulations promulgated by the Commission to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely on a review of the copies of such forms, as amended furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its directors, officers and greater than 10% beneficial owners were compiled with, except that Mr. Hyatt and Mr. Anthony filed their initial reports late.

Item 11.  EXECUTIVE COMPENSATION

        The following tables set forth the annual, long-term, and other compensation of the Company's Chief Executive Officer and other most highly compensated executives (collectively, the 'Named Officers') whose annual base salaries equal or exceed $100,000.

                                     SUMMARY COMPENSATION TABLE


                                                                        Long - Term Compensation
                                                             --------------------------------------------
                             Annual Compensation                   Awards                 Payouts
                     -------------------------------------   ------------------    ----------------------
                                                Other
                                                Annual       Restricted Options                  All
Name & Principal                                Compen-        Stock      (# of      LTIP       Other
    Position         Year    Salary    Bonus    sation         Awards    Shares)    Payouts  Compensation
    --------         ----    ------    -----    ------         ------   -------     ------- -------------
John W. Lyle,
 President & Chief   1996   $254,000  $127,000    ---            ---     132,800       ---         ---
 Executive Officer   1995   $235,000  $ 75,000    ---            ---       ---         ---         ---

Frank S. Caruso,
  Executive Vice
  President for
  Research &         1996   $173,500  $ 57,750    ---            ---      33,200       ---         ---
  Development        1995   $165,000  $ 25,000    ---            ---       ---         ---         ---



        The following table sets forth for each of the named officers the value realized from stock options exercised during 1996 and the number and value of exercisable and unexercisable stock options held at December 31, 1996:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                  Potential Realizable
                                                                                Value at Assumed Annual
                                                                                 Rates of Stock Price
                                                                                   Appreciation for
                        Individual Grant                                             Option  Term
---------------------------------------------------------------------------  -----------------------------
                                    % of Total
                       Number of      Options/
                       Securities       SARs
                       Underlying    Granted to     Exercise
                        Options/     Employees       or Base
                         SARs         in Fiscal       Price     Expiration
         Name           Granted         Year        ( $ / Sh)      Date       0% ($)     5% ($)      10% ($)
         ----           -------       ---------      -------      ------      -------    ------      -------
John W. Lyle           132,800           57           $0.13        4/01/01    $606,040  $778,343    $986,782
Frank Caruso            33,200           14           $0.12        4/01/06    $151,910  $249,962    $400,392


       AGGREGATED OPTION EXERCISES IN LAST YEAR AND YEAR END OPTION VALUES

                                         Number of Shares of
                                        Underlying Unexercised      Value of Unexercised
                                               Options              In-The-Money Options
                                       -------------------------  -------------------------
               Shares
             Acquired on     Value
               Exercise     Realized   Exercisable Unexercisable  Exercisable Unexercisable
              ---------     --------   ----------- -------------   ----------  -------------
John W. Lyle     ---          ---         182,200     174,300      $2,030,050    $1,937,775
 Frank S.
    Caruso     49,800      $233,866        58,100      74,700      $  646,625    $  831,375


---------

Employment Agreements

        Mr. Lyle's employment agreement with the Company expires on December 31, 1997 and is automatically renewable for successive one-year terms unless terminated by either Mr. Lyle or the Company. Mr. Lyle's employment agreement provides that he will be employed as the President and Chief Executive Officer of the Company and that the Company will use its best efforts to cause him to be elected to the Board of Directors for the term of the agreement. Mr. Lyle's employment agreement provides for certain upward adjustments to the preceding year's base salary and for bonuses for individual accomplishment of key milestone events in such amounts and on such terms as the Board of Directors may determine. Mr. Lyle's employment agreement also provides him with certain rights under the 1994 Option Plan (as defined). Mr. Lyle's employment agreement acknowledges that during the period of his employment, he will also serve as the Chief Executive Officer of U.S. Medical Development, Inc. ("USMDI"), a Delaware corporation, incorporated in January 1994 by the founders of the Company.

        Dr. Caruso's employment agreement with the Company expires on December 31, 1997 and is automatically renewable for successive one-year terms unless terminated by either Dr. Caruso or the Company. Dr. Caruso's employment agreement provides that he will be employed as the Executive Vice President for Research and Development of the Company. Dr. Caruso is entitled to certain upward adjustments to the preceding year's base salary and is entitled to receive continuing payments equal to twelve months salary in the event of his termination by the Company without cause. Dr. Caruso may also receive bonuses for individual accomplishment of key milestone events in such amounts and on such terms as the Board of Directors may determine. Dr. Caruso's employment agreement provides him with certain rights under the 1994 Option Plan.

        Dr. Bello's employment agreement with the Company expires on December 31, 1997 and is automatically renewable for successive one-year terms unless terminated by either Dr. Bello or the Company. Dr. Bello's employment agreement provides that he will be employed as the Executive Vice President for Technology Transfer and Manufacturing of the Company. Dr. Bello is entitled to certain upward adjustments to the preceding year's base salary and is entitled to receive continuing payments equal to six months salary in the event of his termination by the Company without cause. Dr. Bello may also receive bonuses for individual accomplishment of key milestone events in such amounts and on such terms as the Board of Directors may determine. Dr. Bello's employment agreement provides him with certain rights under the 1994 Option Plan.

Item 12.  SECURITY OWNERSHIP & CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information with respect to the beneficial ownership of the Common Stock as of April 15, 1997 by (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, the address of each beneficial owner is c/o the Company, Collingwood Plaza, 4900 Route 33, Neptune, New Jersey 07753.


                                              Number of Shares      Percentage of Shares
         Name of Beneficial Owner           Beneficially Owned (a)   Beneficially Owned
         ------------------------           --------------------    ---------------------
DIRECTORS AND EXECUTIVE OFFICERS
      John W. Lyle (b)                           1,620,566                  10.1%
      Frank S. Caruso (c)                          299,800                   1.9
      Gastone Bello                                153,550                     *
      Donald G. Drapkin (d)                         16,600                     *
      Michael Hyatt (e)                          1,196,894                   7.6
      Roger H. Kimmel (f)                          931,858                   5.9
      James R. Ledley (g)                          110,950                     *
      Dieter A. Sulser (h)                         153,550                     *
Directors and Executive Officers as a
   group (I)                                     4,471,318                  27.9

OTHER PRINCIPAL STOCKHOLDERS
      Unifina Holding AG and related
         investors (j)                           1,734,700                  11.0
      Karen Lyle (k)                             1,620,566                  10.1
      Lawrence Canarelli                           871,500                   5.5
      Gilbert Goldstein (l)                        862,750                   5.5
      Paul Shapiro (m)                             809,250                   5.1
      Morris J. Kramer (n)                         809,246                   5.1
      Mellon Bank Corporation (o)                  800,000                   5.1
---------

*  represents less than 1.0%

 (a) For purposes of this table, a person or group is deemed to have 'beneficial ownership' of any shares which such person has the right to acquire within 60 days after the date of this Prospectus. For purposes of calculating the percentage of outstanding shares held by each person named above, any shares which such person has the right to acquire within 60 days after the date of the Prospectus are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.

 (b) Includes (i) 74,700 shares of Common Stock owned directly by Mr. Lyle, (ii) 1,354,966 shares of Common Stock and options to purchase 8,300 shares of Common Stock owned by Karen Lyle, wife of Mr. Lyle, as to which Mr. Lyle disclaims beneficial ownership, (iii) options to purchase 182,600 shares of Common Stock, and excludes 664,000 shares of Common Stock held in a trust for the benefit of the children of Mr. and Mrs. Lyle, as to which shares Mr. Lyle has neither the power of disposition nor the power to vote.

 (c) Includes 1,000 owned by P. Caruso, wife of Dr. Caruso and to which shares he disclaims beneficial ownership. Excludes a total of 24,900 shares held in trust for the benefit of the children of Dr. Caruso, as to which shares Dr. Caruso has neither the power of disposition nor the power to vote.

 (d) Excludes a total of 809,246 shares of Common Stock held in six trusts for the benefit of the children of Mr. Drapkin, as to which shares Mr. Drapkin has neither the power of disposition nor the power to vote.

 (e) Includes (i) 829,751 shares of Common Stock owned directly by Mr. Hyatt and
     (ii) 363,810 shares held in three trusts for which Mr. Hyatt serves as trustee and as to which shares Mr. Hyatt holds either the sole or the shared power of disposition or the power to vote, and (iii) options to purchase 3,333 shares of common stock and excludes 221,332 shares of Common Stock held in a trust for the benefit of the children of Mr. Hyatt, as to which shares Mr. Hyatt has neither the power of disposition nor the power to vote.


 (f) Includes (i) 507,193 shares of Common Stock owned by an estate of which Mr. Kimmel is the executor and (ii) 371,332 shares held in trusts for which Mr. Kimmel serves as a trustee and as to which shares Mr. Kimmel holds either the sole or the shared power of disposition and power to vote and
     (iii) options to purchase 3,333 shares of common stock and excludes 343,060 shares of Common Stock held in two trusts for the benefit of the children of Mr. Kimmel, as to which shares Mr. Kimmel has neither the power of disposition nor the power to vote.


 (g) Includes a total of 1,500 shares of Common Stock held in trust for the benefit of the mother of Mr. Ledley, as to which shares Mr. Ledley holds the shared power of disposition and power to vote.

 (h) Includes 141,100 shares of Common Stock and 12,450 warrants to purchase shares of Common Stock owned directly by Gaby Sulser, wife of Mr. Sulser, as to which Mr. Sulser disclaims beneficial ownership and excludes 1,734,700 shares beneficially owned by Unifina Holding AG, as to which shares Mr. Sulser disclaims beneficial ownership. Mr. Sulser is the General Manager of Unifina Holding AG.

 (i) Includes options and warrants to purchase 210,016 shares of Common Stock.

 (j) Consists of 1,577,000 shares of Common Stock and 157,700 warrants to purchase shares of Common Stock held by EBC Zurich AG. The address of Unifina Holding AG is Zurcherstrasse 62; CH 8406, Winterthur, Switzerland and the address of EBC Zurich AG is Bellariastrasse 23; CH 8027, Zurich, Switzerland. Excludes (i) 166,000 shares of Common Stock and warrants to purchase 16,600 shares of Common Stock held by Mr. Rolf P. Erb, Chairman of EBC Zurich AG and a member of the board of directors of Unifina Holding AG, as to which shares each of Unifina Holding AG and EBC Zurich AG disclaim beneficial ownership and (ii) 141,100 shares of Common Stock and warrants to purchase 12,450 shares of Common Stock beneficially owned by Mr. Sulser, General Manager of Unifina Holding AG, as to which shares Unifina Holding AG disclaims beneficial ownership.

 (k) Includes (i) 1,354,966 shares of Common Stock and options to purchase 8,300 shares of Common Stock, owned directly by Mrs. Lyle and (ii) 74,700 shares of Common Stock and options to purchase 182,600 shares of Common Stock owned by directly by John Lyle, husband of Mrs. Lyle, as to which Mrs. Lyle disclaims beneficial ownership, and excludes 664,000 shares of Common Stock held in a trust for the benefit of the children of Mr. and Mrs. Lyle, as to which shares Mrs. Lyle has neither the power of disposition nor the power to vote.

 (l) Includes 809,250 shares of Common Stock deemed to be beneficially owned by Mr. Goldstein in his capacity as trustee for a trust as to which shares Mr. Goldstein has the shared power of disposition and power to vote.

 (m) Includes 809,250 shares of Common Stock deemed to be beneficially owned by Mr. Shapiro in his capacity as trustee for a trust as to which shares Mr. Shapiro has the shared power of disposition and power to vote.

 (n) Includes 809,246 shares of Common Stock deemed to be beneficially owned by Mr. Kramer in his capacity as trustee for a trust as to which shares Mr. Kramer holds the power of disposition and the power to vote.

 (o) The shares of Common Stock for Mellon Bank Corporation are held by its subsidiary, the Dreyfus Corporation. The address of the Dreyfus Corporation is One Mellon Bank Center, Pittsburgh, PA 15258.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Mr. Roger H. Kimmel, a director of the Company, is a partner at Latham & Watkins which performs legal services for the Company from time to time.

        Mr. James R. Ledley, a director of the Company, is a member of the law firm of Kleinberg, Kaplan, Wolff & Cohen, P.C. which performs legal services for the Company from time to time.

        In August 1996, the Company entered into a transfer agreement (the "Transfer Agreement") with PharmaDyn, pursuant to which the Company transferred certain intangible assets having no book value and which were unrelated to any of the Company's products in development to PharmaDyn (the "Transferred Assets"). Pursuant to the Transfer Agreement, PharmaDyn licensed to the Company certain rights with respect to sales of pharmaceutical products that may result from the Transferred Assets for which the Company will pay royalties at rates the Company believes are consistent with fair market value. The stockholders of PharmaDyn are primarily the same as the stockholders of the Company immediately prior to the consummation of the Company's initial public offering. Messrs. Kimmel and Lyle beneficially own approximately 10.2% and 13.9% respectively, of the outstanding common stock of PharmaDyn, Inc.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Algos Pharmaceutical Corporation

Date: April 30, 1997                     BY: /s/ John W. Lyle
                                             ----------------------------------
                                                  JOHN W. LYLE
                                                  PRESIDENT AND CHIEF EXECUTIVE
                                                  OFFICER

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          NAME                           TITLE                          DATE
          ----                           -----                          ----


    /s/ John W. Lyle           President, Chief Executive            April 30, 1997
--------------------------     Officer and Director
      JOHN W. LYLE

  /s/ Donald G. Drapkin        Director                              April 30, 1997
--------------------------
    DONALD G. DRAPKIN


    /s/ Michael Hyatt          Director                              April 30, 1997
--------------------------
      MICHAEL HYATT


   /s/ Roger H. Kimmel         Director                              April 30, 1997
--------------------------
     ROGER H. KIMMEL


   /s/ James R. Ledley         Assistant Secretary and Director      April 30, 1997
--------------------------
     JAMES R. LEDLEY


  /s/ Dieter A. Sulser         Director                              April 30, 1997
--------------------------
    DIETER A. SULSER


    /s/ Gary Anthony           Chief Financial Officer               April 30, 1997
--------------------------    (Principal Accounting Officer)
      GARY ANTHONY
