Form 10-Q
period 1997-03-31
ALGOS PHARMACEUTICAL CORP
filed 1997-05-15
CIK 924862

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED              March 31, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________________ to ____________________

                        Commission File number 000-28844

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The aggregate number of shares of the Registrant's common stock outstanding on May 9, 1997 was 15,814,351.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS


                                                                                  December 31       March 31
                                                                                      1996            1997
                                                                                      ----            ----
ASSETS

Current assets:
  Cash and cash equivalents                                                       $ 48,575,719    $ 31,358,089
  Marketable securities                                                                              6,873,705
  Prepaid expenses                                                                     330,083         214,466
                                                                                  ------------    ------------
     Total current assets                                                           48,905,802      38,446,260
Marketable securities, noncurrent                                                                    7,877,229
Property and equipment, net                                                             86,682          76,634
Other assets                                                                           209,257         179,591
                                                                                  ------------    ------------
     Total assets                                                                 $ 49,201,741    $ 46,579,714
                                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                $    456,684    $    781,061
  Other current liabilities                                                            516,786         694,593
                                                                                  ------------    ------------
     Total current liabilities                                                         973,470       1,475,654
                                                                                  ------------    ------------
Commitments
Stockholders' equity:
  Preferred stock, $100,000 aggregate liquidation preference                             1,000           1,000
  Common stock, $.01 par value, 50,000,000 shares authorized,
    15,669,101 and 15,814,351 shares issued and outstanding, respectively              156,691         158,144
  Additional paid-in-capital                                                        55,902,403      55,931,950
  Unearned compensation expense                                                       (856,150)       (786,583)
  Deficit accumulated during the development stage                                  (6,975,673)    (10,200,451)
                                                                                  ------------    ------------
    Total stockholders' equity                                                      48,228,271      45,104,060
                                                                                  ------------    ------------
    Total liabilities and stockholders' equity                                    $ 49,201,741    $ 46,579,714
                                                                                  ============    ============


   The accompanying notes are an integral part of these financial statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                                                                        For the three months ended               Cumulative
                                                                                 March 31,                     from inception
                                                                        ---------------------------              to March 31,
                                                                           1996                1997                 1997
                                                                           ----                ----                 ----
 Revenues                                                              $         -         $          -       $   2,311,000
                                                                       -----------         ------------       -------------
 Operating expenses:
   Research and development                                                399,712            3,165,360           8,942,633
   General and administrative                                              210,840              616,736           5,271,575
                                                                       -----------         ------------       -------------
     Total operating expenses                                              610,552            3,782,096          14,214,208
                                                                       -----------         ------------       -------------
Loss from operations                                                      (610,552)          (3,782,096)        (11,903,208)
Interest income                                                             42,587              557,318           1,702,757
                                                                       -----------         ------------       -------------
 Net loss                                                              $  (567,965)        $ (3,224,778)       $(10,200,451)
                                                                       ===========         ============       =============

 Pro forma net loss per common share                                   $     (0.05)        $      (0.20)
                                                                       ===========         ============
 Pro forma weighted average common
   shares outstanding                                                   12,210,769          15,780,288
                                                                       ===========         ============


   The accompanying notes are an integral part of these financial statements

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS




                                                        From the three months ended     Cumulative
                                                                  March 31,           from inception
                                                       -----------------------------    to March 31,
                                                            1996            1997           1997
                                                            ----            ----           ----
Cash flows from operating activities                   $   (623,825)   $ (2,507,672)   $ (7,448,228)

Cash flows from investing activities:
 Investment in marketable securities                                    (14,739,426)    (14,739,426)
 Purchases of property and equipment                         (3,356)         (1,532)       (199,511)
                                                       ------------    ------------    ------------
 Net cash used in investing activities                       (3,356)    (14,740,958)    (14,938,937)
                                                       ------------    ------------    ------------
Cash flows from financing activities:
 Proceeds from issuance of preferred stock                                                6,659,015
 Proceeds from issuance of common stock                      15,500          31,000      47,086,239
                                                       ------------    ------------    ------------
 Net cash provided by financing activities                   15,500          31,000      53,745,254
                                                       ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents       (611,681)    (17,217,630)     31,358,089
Cash and cash equivalents, beginning of period            3,707,100      48,575,719            --
                                                       ------------    ------------    ------------
Cash and cash equivalents, end of period               $  3,095,419    $ 31,358,089    $ 31,358,089
                                                       ------------    ------------    ------------


   The accompanying notes are an integral part of these financial statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION

        The condensed financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and are unaudited. In the opinion of management, the financial statements reflect all adjustments (which consist of normal recurring accruals and adjustments) necessary for a fair statement of the results of the interim periods presented.

2. EARNINGS PER SHARE


        The pro forma net loss per share is based on the weighted average number of shares of Common Stock outstanding during the period, after giving effect to the conversion of Series A Preferred Stock into Common Stock as of January 1, 1995. In addition, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all shares of Common Stock issuable upon the conversion of Series B Preferred Stock and the exercise of common stock options issued during the twelve months prior to the Company's initial public offering have been included in the calculation of weighted average number of shares of common stock outstanding for all periods prior to the offering.

        The historical net loss per common share based on the actual weighted average number of common shares outstanding is as follows:

                                                           Three months ended March 31,
                                                           ----------------------------
                                                               1996          1997
                                                               ----          ----
Net loss per common share                                       $(0.09)        $(0.20)
Weighted average common shares outstanding                    6,121,333     15,780,288




3. MARKETABLE SECURITIES

        Marketable securities at March 31, 1997 consist of the following:

                                                             Amortized    Estimated Fair       Unrealized
                                                                Cost       Market Value      Gains (Losses)
                                                             ---------    ---------------    --------------
U.S. treasury and federal agency debt securities             $10,877,277     $10,818,800        ($58,477)
Corporate debt securities                                    $ 3,836,356     $ 3,844,176           7,820

        The marketable securities are classified as held-to-maturity securities and are stated at their amortized cost. Noncurrent marketable securities have maturities in excess of one year and less than two years.

4. OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following:

                                              December 31       March 31
                                                  1996            1997
                                              -----------      ---------
Accrued research expenses                       $302,036        $621,593
Accrued compensation                             214,750          73,000
                                                =========       =========
                                                $516,786        $694,593
                                                =========       =========

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS


5. LEASE AGREEMENT


        The Company has entered into a ten-year operating lease agreement for an office building to be constructed. Effective upon completion of the building, minimum annual lease payments under the lease will amount to approximately $269,000 per year for the first five years and aggregate approximately $1.6 million in the second five-year period. The agreement provides the Company with an option to purchase the building.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General


        Algos, a development stage company, is engaged primarily in the development and commercialization of proprietary pharmaceutical products. Since its formation in January 1992, the Company has devoted a substantial amount of its efforts to licensing technology, recruiting key management and staff, developing products, filing patents and other regulatory applications and raising capital. To date the Company has earned $2,000,000 of revenue from license agreements.

        The Company has incurred losses since its inception and expects to incur operating losses in the future. The Company expects that its product development expenses will increase significantly in 1997 and in future years as the drugs that the Company currently has under development move into advanced clinical trials and as additional drugs are developed.


Results of Operations

Three months ended March 31, 1996 and 1997

Research and development:


        In the three months ended March 31, 1997, research and development expenses increased $2,765,648 from $399,712 in the 1996 period to $3,165,360. The increase is primarily attributable to increased costs associated with additional clinical trials for MorphiDex'tm', the Company's most developmentally advanced product, including bioavailability studies and Phase III clinical studies in cancer patients and in post-operative pain. In addition, the Company incurred the costs of manufacturing small-scale regulatory test batches of MorphiDex'tm'.


General and administrative:

        In the three months ended March 31, 1997, general and administrative expenses increased $405,896 from $210,840 in the 1996 period to $616,736. The Company incurred increased legal and other professional fees as a result of its increased business activities and the completion of its initial public offering ("IPO") in October 1996. Additional insurance costs and the amortization of unearned compensation expense associated with 1996 stock option grants also contributed to the increase.

Interest income:

        Interest income increased in the three months ended March 31, 1997 due to the investment of the proceeds of the Company's IPO.

Liquidity and Capital Resources

        As a result of its drug development efforts, the Company has experienced net cash outflows from operations since its inception in 1992. In the three months ended March 31, 1997, cash outflows from operations were $2,507,672 as compared to $623,825 in the prior year period, primarily as a result of the Company's increased development spending on MorphiDex'tm'.


        The Company expects that its expenses will increase as its development programs expand and additional preclinical studies and clinical trials of its products are initiated. The Company has entered into several research and development agreements pursuant to which the Company expects to incur additional expenses, primarily related to its development of MorphiDex'tm'. The Company's funding requirements will depend on a number of factors including the results of its development efforts, the timing and costs of obtaining required regulatory approvals, the development of competing technologies, the amount of resources required for the establishment of marketing and distribution capabilities, the execution of licensing or other collaborative research agreements on terms acceptable to the Company, and the cost of prosecuting and defending patents. The Company currently expects that its cash and equivalents and marketable securities at March 31, 1997 will be sufficient to fund its operations for the development of products currently in clinical trials, based upon the Company's currently anticipated schedule of clinical trials. If, however, additional trials are deemed to be necessary or advisable or if additional products are developed, the Company may require additional funds to complete such trials and, in the event that revenue and income from successful product introductions or other internally generated funds are insufficient for such efforts, the Company will need to raise additional funds by incurring debt, issuing additional equity or through collaborative or license arrangements.


        Certain information set forth in the prior paragraphs contains forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements concerning the expected use of funds, the Company's development schedule, and the ability to fund operations for a specified period are forward-looking statements. Certain factors discussed herein could cause actual results to differ materially from those in the forward-looking statements. See "Risk Factors" in the Company's Report on Form 10-K.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a). Exhibits:


Exhibit
   No.                                             Title
--------   ---------------------------------------------------------------------------------
    3.1    Form of Amended and Restated Certificate of Incorporation of Algos Pharmaceutical
             Corporation(1)
    3.2    Form of Amended and Restated By-laws of Algos Pharmaceutical Corporation(1)
    4.1    Form of Stock Certificate of Common Stock(1)
   10.1.1  Employment Agreement with Respect to John W. Lyle(1)
   10.1.2  Employment Agreement with Respect to Gastone Bello(1)
   10.1.3  Employment Agreement with Respect to Frank S. Caruso(1)
   10.2.1  1994 Stock Option Plan(1)
   10.2.2  Form of 1996 Stock Option Plan(1)
   10.2.3  Form of 1996 Non-Employee Director Stock Option Plan(2)
   10.3.1  Algos Pharmaceutical Corporation Stockholders' Agreement(1)
   10.4.1  License Agreement with The Medical College of Virginia(1) 'D''D'
   10.4.2  License Agreement with McNeil(1) 'D''D'
   10.4.3  Registration Rights Agreement with The Medical College of Virginia(1)
   10.5    Lease Agreement
   11      Statement Regarding Computation of Per Share Earnings
   21      Subsidiaries of the Registrant(1)
   27      Financial Data Schedule 'D'
   99      Risk Factors(2)

(1) Incorporated by reference to the Registrant's registration statement on Form S-1 declared effective on September 25, 1996.
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.
'D'     Included in EDGAR filing only.
'D''D' Portions of this Exhibit have received confidential treatment pursuant to Rule 406(b) under the Securities Act.

(b). Reports on Form 8-K
     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ALGOS PHARMACEUTICAL CORPORATION

Date: 5/15/97                       /s/ John W. Lyle
                                    -------------------------------------
                                    John W. Lyle
                                    President and Chief Executive Officer

Date: 5/15/97                       /s/ Gary R. Anthony
                                    -------------------------------------
                                    Gary R. Anthony
                                    Chief Financial Officer (Principal
                                    Accounting Officer)

                           STATEMENT OF DIFFERENCES

  The trademark symbol shall be expressed as....................  'tm'
  The dagger symbol shall be expressed as.......................  'D'