Form 10-Q
period 1997-06-30
ALGOS PHARMACEUTICAL CORP
filed 1997-08-14
CIK 924862

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED               June 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No ____

The aggregate number of shares of the Registrant's common stock outstanding on July 17, 1997 was 15,899,709.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS
                                  (Unaudited)




                                                                        December 31    June 30
                                                                             1996         1997
                                                                           -----         ----
ASSETS

Current assets:

  Cash and cash equivalents                                             $48,575,719   $13,354,613
  Marketable securities                                                                18,312,717
  Prepaid expenses                                                          330,083       186,889
                                                                        -----------   -----------
    Total current assets                                                 48,905 802    31,854,219
Marketable securities, noncurrent                                                      12,865,826
Property and equipment, net                                                  86,682       160,786
Other assets                                                                209,257       149,924
                                                                        -----------   -----------
    Total assets                                                        $49,201,741   $45,030,755
                                                                        ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                                      $   456,684    $   669,969
  Other current liabilities                                                 516,786      1,075,291
                                                                        -----------    -----------
    Total current liabilities                                               973,470      1,745,260
                                                                        -----------    -----------
Commitments
Stockholders' equity:
  Preferred stock, $100,000 aggregate liquidation preference                  1,000          1,000
  Common stock, $.01 par value, 50,000,000 shares authorized,
    15,669,101 and 15,849,709 shares issued and outstanding,respectively    156,691        158,497
  Additional paid-in-capital                                             55,902,403     55,974,198
  Unearned compensation expense                                            (856,150)      (717,015)
  Deficit accumulated during the development stage                       (6,975,673)   (12,131,185)
                                                                        -----------    -----------
    Total stockholders' equity                                           48,228,271     43,285,495
                                                                        -----------    -----------
    Total liabilities and stockholders' equity                          $49,201,741    $45,030,755
                                                                        ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                         For the three months ended       For the six months ended      Cumulative
                                                 June 30,                        June 30,              from inception
                                        -----------------------------   ---------------------------      to June 30,
                                            1996            1997            1996            1997            1997
                                            ----            ----            ----            ----            ----
Revenues                                $ 1,500,000     $        --     $ 1,500,000    $         --    $  2,311,000
                                        -----------     -----------     -----------    ------------    ------------
Operating expenses:
   Research and development                 603,873       1,968,683       1,003,585       5,134,043      10,911,316
   General and administrative             1,417,344         617,594       1,628,184       1,234,331       5,889,170
                                        -----------     -----------     -----------    ------------    ------------
    Total operating expenses              2,021,217       2,586,277       2,631,769       6,368,374      16,800,486
                                        -----------     -----------     -----------    ------------    ------------

Loss from operations                       (521,217)     (2,586,277)     (1,131,769)     (6,368,374)    (14,489,486)
Interest income                              34,425         655,544          77,012       1,212,862       2,358,301
                                        -----------     -----------     -----------    ------------    ------------
 Net loss                               $  (486,792)    $(1,930,733)    $(1,054,757)   $ (5,155,512)   $(12,131,185)
                                        ===========     ===========     ===========    ============    ============


Pro forma net loss per common share     $      (.04)   $      (0.12)    $     (0.09)    $     (0.33)
                                        ===========     ===========     ===========    ============

Pro forma weighted average common
   shares outstanding                    12,346,720      15,818,662      12,328,907      15,799,475
                                        ===========     ===========     ===========    ============



   The accompanying notes are an integral part of these financial statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       For the six months ended              Cumulative
                                                                              June 30,                     from inception
                                                                       ------------------------              to March 31,
                                                                         1996             1997                  1997
                                                                         ----             ----                  ----
Cash flows from operating activities                                 $(1,214,102)    $ (4,400,086)         $ (9,340,642)

Cash flows from investing activities:
 Purchases of marketable securities                                                   (30,813,025)          (30,813,025)
 Purchases of property and equipment                                      (4,055)         (81,596)             (279,575)
                                                                     -----------     ------------          ------------
 Net cash used in investing activities                                    (4,055)     (30,894,621)          (31,092,600)
                                                                     -----------     ------------          ------------

Cash flows from financing activities:
 Proceeds from issuance of preferred stock                                50,000                              6,659,015
 Proceeds from issuance of common stock                                   19,600           73,601            47,128,840
 Deferred financing costs                                                (53,940)                                     -
                                                                     -----------     ------------          ------------
 Net cash provided by financing activities                                15,660           73,601            53,787,855
                                                                     -----------     ------------          ------------

Net increase (decrease) in cash and cash  equivalents                 (1,202,497)     (35,221,106)          (13,354,613)
Cash and cash equivalents, beginning of period                         3,707,100       48,575,719                    -
                                                                     -----------     ------------          ------------
Cash and cash equivalents, end of period                             $ 2,504,603     $ 13,354,613          $ 13,354,613
                                                                     ===========     ============          ============

   The accompanying notes are an integral part of these financial statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

2. EARNINGS PER SHARE

         The pro forma net loss per share is based on the weighted average number of shares of Common Stock outstanding during the period, after giving effect to the October 1996 conversion of Series A Preferred Stock into Common Stock as of January 1, 1995. In addition, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all shares of Common Stock issuable upon the conversion of Series B Preferred Stock and the exercise of common stock options issued during the twelve months prior to the Company's initial public offering have been included in the calculation of weighted average number of shares of common stock outstanding for all periods prior to the offering.

         The historical net loss per common share based on the actual weighted average number of common shares outstanding is as follows:


                                                       Six months ended June 30,
                                                    ----------------------------------
                                                           1996               1997
                                                           ----               ----
Net loss per common share                                   $(0.18)            $(0.33)
Weighted average common shares outstanding               6,144,700         15,799,475


3. MARKETABLE SECURITIES

         Cash and cash equivalents and marketable securities at June 30, 1997 include the following debt securities:


                                                             Amortized                  Estimated Fair       Unrealized
                                                               Cost                     Market Value       Gains (Losses)
                                                     ----------------------------------------------------------------------
U.S. treasury and federal agency debt securities           $27,844,667                 $27,865,917            $21,250
Corporate debt securities                                  $ 3,892,357                 $ 3,896,647            $ 4,290


         The securities are classified as held-to-maturity securities and are stated at their amortized cost. Noncurrent marketable securities have maturities in excess of one year and less than two years.

4. OTHER CURRENT LIABILITIES

         Other current liabilities consist of the following:


                                   December 31       June 30
                                      1996            1997
                                      ----            ----
Accrued research expenses           $302,036       $  928,439
Accrued compensation                 214,750          146,852
                                    --------       ----------
                                    $516,786       $1,075,291
                                    ========       ==========

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

5. LEASE AGREEMENT

         In March 1997, the Company entered into a ten-year operating lease agreement for an office building expected to be completed in 1998. Effective upon completion of the building, minimum annual lease payments under the lease will amount to approximately $269,000 per year for the first five years and aggregate approximately $1.6 million in the second five-year period. The agreement provides the Company with an option to purchase the building.

6. RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings per Share", which establishes new requirements for the calculation and disclosure of earnings per share effective in the fourth quarter of 1997. The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for determining and reporting comprehensive income and its components effective in 1998. The Company is currently evaluating the impact of these standards on the Company's financial statements.

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

         The Company has incurred losses since its inception and expects to incur operating losses in the future. The Company expects that its product development expenses will increase significantly as the drugs that the Company currently has under development move into advanced clinical trials and as additional drugs are developed.

Results of Operations

Quarter ended June 30, 1997 compared to the quarter ended June 30, 1996

Revenue:

         The Company, which is in the development stage, did not have revenue in the quarter ended June 30,1997. In the quarter ended June 30, 1996, the Company recognized $1,500,000 of license revenue, representing a portion of the initial payment due the Company under its June 1996 license agreement with McNeil Consumer Products Company.

Research and development:

         In the quarter ended June 30, 1997, research and development expenses were $1,968,683, an increase of $1,364,810, or 226%, from the quarter ended June 30, 1996. The increase was primarily attributable to MorphiDex clinical trial costs and the expansion of development activities for other products. In addition, personnel costs increased as a result of additions to the Company's development staff.

General and administrative:

         In the quarter ended June 30, 1997, general and administrative expenses were $617,594, a decrease of $799,750, or 56%, from the quarter ended June 30, 1996. The comparable 1996 quarter included a one-time charge of $915,000 related to the issuance of Series B Preferred Stock in connection with an amendment to the Company's license agreement with The Medical College of Virginia. Other general and administrative costs increased as a result of the Company's increased business activities following the completion of its initial public offering ("IPO") in October 1996. These increased costs were partially offset by lower compensation expense related to 1996 stock option grants.

Interest income:

         Interest income increased substantially in the quarter ended June 30, 1997 due to the investment of the proceeds of the Company's IPO.

Six months ended June 30, 1997 compared to the six months ended June 30, 1996

Revenue:

         The Company, which is in the development stage, did not have revenue in the six months ended June 30,1997. In the six months ended June 30,1996, the Company recognized $1,500,000 of license revenue, representing a portion of the initial payment due the Company under its June 1996 license agreement with McNeil Consumer Products Company.

Research and development:

         In the six months ended June 30, 1997, research and development expenses were $5,134,043, an increase of $4,130,458, or 412%, from the six months ended June 30, 1996. The increase was primarily attributable to cost of performing clinical trials and manufacturing small-scale test batches of MorphiDex and the expansion of development activities for other products. In addition, personnel costs increased as a result of additions to the Company's development staff.

General and administrative:

         In the six months ended June 30, 1997, general and administrative expenses were $1,234,331, a decrease of $393,853, or 24%, from the six months ended June 30, 1996. The decrease primarily reflects the one-time charge of $915,000 in the comparable 1996 period related to the issuance of Series B Preferred Stock. This decrease was partially offset by increases in professional fees, insurance, and other general and administrative costs resulting from the Company's increased business activities.

Interest income:

         Interest income increased substantially in the six months ended June 30, 1997 due to the investment of the IPO proceeds.

Liquidity and Capital Resources

         As a result of its drug development efforts, the Company has experienced net cash outflows from operations since its inception in 1992. In the six months ended June 30, 1997, cash outflows from operations amounted to $4,400,086 as compared to $1,214,102 in the prior year period, primarily as a result of increased development spending on MorphiDex. The Company has entered into several contract research and development agreements pursuant to which it expects to incur additional expenses, primarily related to its development of MorphiDex, and expects that its expenses will continue to increase as its development programs expand and additional preclinical studies and clinical trials are initiated.

         The Company's funding requirements will depend on a number of factors including the results of its development efforts, the timing and costs of obtaining required regulatory approvals, the development of competing technologies, the amount of resources required for the establishment of marketing and distribution capabilities, the execution of licensing or other collaborative research agreements on terms acceptable to the Company, and the cost of prosecuting and defending patents. At June 30, 1997, cash and marketable securities totaled $44 million. The Company currently expects that these funds will be sufficient to fund its operations for the development of products currently in clinical trials, based on its currently anticipated schedule of clinical trials. If, additional trials are deemed to be necessary or advisable, or if additional products are developed, the Company may require additional funds to complete such trials and, in the event that revenue and income from product introductions or other internally generated funds are insufficient for such efforts, the Company will need to raise additional funds by incurring debt, issuing additional equity or through collaborative or license arrangements.

Other

         The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings per Share", which establishes new requirements for the calculation and disclosure of earnings per share effective in the fourth quarter of 1997. The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for determining and reporting comprehensive income and its components effective in 1998. The Company is currently evaluating the impact of these standards on the Company's financial statements.

         Certain information set forth in the prior paragraphs contains forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements concerning the expected use of funds, the Company's development schedule, and the ability to fund operations for a specified period are forward-looking statements. Certain factors, including those discussed above, could cause actual results to differ materially from those in the forward-looking statements. See "Risk Factors" in the Company's Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a). Exhibits:

Exhibit No.       Title

3.1 Form of Amended and Restated Certificate of Incorporation of Algos Pharmaceutical Corporation(1)
3.2     Form of Amended and Restated By-laws of Algos Pharmaceutical
        Corporation(1)
4.1     Form of Stock Certificate of Common Stock(1)
10.1.1  Employment Agreement with Respect to John W. Lyle(1)
10.1.2  Employment Agreement with Respect to Gastone Bello(1)
10.1.3  Employment Agreement with Respect to Frank S. Caruso(1)
10.2.1  1994 Stock Option Plan(1)
10.2.2  Form of 1996 Stock Option Plan(1)
10.2.3  Form of 1996 Non-employee Director Stock Option Plan(2)
10.3.1  Algos Pharmaceutical Corporation Stockholders' Agreement(1)
10.4.1  License Agreement with The Medical College of Virginia(1)
10.4.2  License Agreement with McNeil(1)
10.4.3  Registration Rights Agreement with The Medical College of Virginia(1)
10.5    Lease Agreement(3)
11      Statement Regarding Computation of Per Share Earnings
21      Subsidiaries of the Registrant(1)
27      Financial Data Schedule(A)

(1) Incorporated by reference to the Registrant's registration statement on Form S-1 declared effective on September 25, 1996.
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.
(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

(A)     Included in EDGAR filing only.

(b). Reports on Form 8-K:
         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ALGOS PHARMACEUTICAL CORPORATION




Date: 8/14/97                             /s/ John W. Lyle
                                          -------------------------------
                                          John W. Lyle
                                          President and Chief Executive Officer


Date: 8/14/97                             /s/ Gary R. Anthony
                                          -------------------------------
                                         Gary R. Anthony
                                         Chief Financial Officer and Principal
                                         Accounting Officer