Form 10-Q
period 1997-09-30
ALGOS PHARMACEUTICAL CORP
filed 1997-11-14
CIK 924862

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED          September 30, 1997

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

                                  732-938-5959
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No ____



The aggregate number of shares of the Registrant's common stock outstanding on October 22, 1997 was 15,951,369.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                                         December 31     September 30
                                                                                            1996            1997
                                                                                            ----            ----
ASSETS

Current assets:
        Cash and cash equivalents                                                       $ 48,575,719    $  7,202,361
        Marketable securities                                                                             19,324,376
        Prepaid expenses                                                                     330,083         199,404
                                                                                         -----------    ------------
                Total current assets                                                      48,905,802      26,726,141
Marketable securities, noncurrent                                                                         16,109,849
Property and equipment, net                                                                   86,682         160,643
Other assets                                                                                 209,257         120,258
                                                                                        ------------    ------------
                Total assets                                                            $ 49,201,741    $ 43,116,891
                                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

        Accounts payable                                                                $    456,684    $  1,373,149
        Other current liabilities                                                            516,786         756,116
                                                                                        ------------    ------------
                Total current liabilities                                                    973,470       2,129,265
                                                                                        ------------    ------------
Commitments
Stockholders' equity:
        Preferred stock, $100,000 aggregate liquidation preference                             1,000
        Common stock, $.01 par value, 50,000,000 shares authorized,
                15,669,101 and 15,950,954 shares issued and outstanding, respectively        156,691         159,510
        Additional paid-in-capital                                                        55,902,403      55,974,785
        Unearned compensation expense                                                       (856,150)       (647,448)
        Deficit accumulated during the development stage                                  (6,975,673)    (14,499,221)
                                                                                        ------------    ------------
                Total stockholders' equity                                                48,228,271      40,987,626
                                                                                        ------------    ------------
                Total liabilities and stockholders' equity                              $ 49,201,741    $ 43,116,891
                                                                                        ============    ============


    The accompanying notes are an integral part of these financial statements

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                           For the three months ended       For the nine months ended     Cumulative from
                                                   September 30,                 September 30,            inception to
                                           -----------------------------    -------------------------     September 30,
                                              1996            1997            1996            1997            1997
                                              ----            ----            ----            ----            ----

 Revenues                                   $       -       $         -      $ 1,500,000   $        -     $  2,311,000
                                            ----------      ------------     -----------   -----------    -------------

 Operating expenses:
  Research and development                    609,221         2,370,380        1,612,806     7,504,423      13,281,696
  General and administrative                  345,104           622,823        1,973,288     1,857,154       6,511,993
                                            ----------      ------------     -----------   -----------    -------------
   Total operating expenses                   954,325         2,993,203        3,586,094     9,361,577      19,793,689
                                            ----------      ------------     -----------   -----------    -------------

Loss from operations                         (954,325)       (2,993,203)      (2,086,094)   (9,361,577)    (17,482,689)
Interest income                                46,519           625,167          123,531     1,838,029       2,983,468
                                            ----------      ------------     -----------   -----------    -------------
 Net loss                                   $(907,806)      $(2,368,036)     $(1,962,563)  $(7,523,548)   $(14,499,221)
                                            ==========      ============     ===========   ===========    =============


 Pro forma net loss per common share        $   (0.07)      $     (0.15)      $    (0.16)  $     (0.48)
                                            ==========      ============     ===========   ===========
 Pro forma weighted average common
  shares outstanding                        12,360,301       15,899,597       12,339,229    15,832,849
                                            ==========      ============     ===========   ===========




   The accompanying notes are an integral part of these financial statements

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)





                                                        For the nine months ended        Cumulative from
                                                             September 30,                inception to
                                                      ----------------------------       September 30,
                                                          1996          1997                 1997
                                                          ----          ----                 ----
Cash flows from operating activities                  $  (341,550)   $ (6,326,115)      $(11,266,671)

Cash flows from investing activities:
  Purchases of marketable securities                                  (48,014,558)       (48,014,558)
  Maturities of marketable securities                                  13,000,000         13,000,000
  Purchases of property and equipment                      (4,055)       (106,886)          (304,865)
                                                      ------------   -------------      -------------
  Net cash used in investing activities                    (4,055)    (35,121,444)       (35,319,423)
                                                      ------------   -------------      -------------

Cash flows from financing activities:
  Proceeds from issuance of preferred stock               50,000                           6,659,015
  Proceeds from issuance of common stock                  19,570           74,201         47,129,440
  Deferred financing costs                              (147,041)                                -
                                                      ------------   -------------      -------------
  Net cash provided by financing activities              (77,471)          74,201         53,788,455
                                                      ------------   -------------      -------------

Net increase (decrease) in cash and cash equivalents    (423,076)     (41,373,358)         7,202,361
Cash and cash equivalents, beginning of period         3,707,100       48,575,719                 -
                                                      ------------   -------------      -------------
Cash and cash equivalents, end of period              $3,284,024     $  7,202,361       $  7,202,361
                                                      ============   =============      =============







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

        The historical net loss per common share based on the actual weighted average number of common shares outstanding is as follows:



                                                     Three months ended            Nine months ended
                                                       September 30,                 September 30,
                                                  ---------------------------------------------------------
                                                     1996          1997            1996          1997
                                                     ----          ----            ----          ----
Net loss per common share                              $(0.15)       $(0.15)         $(0.32)        $(0.98)
Weighted average number of common shares
outstanding                                         6,171,880    15,899,597       6,153,334     15,832,849


3. MARKETABLE SECURITIES

        Cash and cash equivalents and marketable securities at September 30, 1997 include the following debt securities:




                                                     Amortized      Estimated Fair      Unrealized
                                                       Cost          Market Value     Gains (Losses)
                                                   -------------------------------------------------
U.S. treasury and federal agency debt securities    $30,907,235      $30,927,257         $20,022
Corporate debt securities                            $4,098,356       $4,100,120          $1,756

        The securities are classified as held-to-maturity securities and are stated at their amortized cost. Noncurrent marketable securities have maturities in excess of one year and less than two years.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


4. OTHER CURRENT LIABILITIES


        Other current liabilities consist of the following:


                                                December 31        September 30
                                                  1996                 1997
                                                  ----                 ----
Accrued research expenses                       $302,036              $563,094
Accrued compensation                             214,750               193,022
                                                ---------           -----------
                                                $516,786              $756,116
                                                =========           ===========


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

6. RECENTLY ISSUED ACCOUNTING STANDARDS

        The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings per Share", which establishes new requirements for the calculation and disclosure of earnings per share effective in the fourth quarter of 1997. The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for determining and reporting comprehensive income and its components effective in 1998. The Company believes the adoption of these standards will not have a material effect on its financial position or results of operations.

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

Results of Operations

Three months ended September 30, 1997 compared to the three months ended September 30, 1996

Revenue:

        The Company, which is in the development stage, did not have revenue in the quarters ended September 30,1997 and 1996.

Research and development:

        In the quarter ended September 30, 1997, research and development expenses were $2,370,380 an increase of $1,761,159, or 289%, from the quarter ended September 30, 1996. The increase was primarily attributable to MorphiDex clinical trial costs and the expansion of development activities for other products. In addition, personnel costs increased as a result of additions to the Company's development staff.

General and administrative:

        In the quarter ended September 30, 1997, general and administrative expenses were $622,823, an increase of $277,719, or 80%, from the quarter ended September 30, 1996. General and administrative costs increased as a result of the Company's increased business activities following the completion of its initial public offering ("IPO") in October 1996.

Interest income:

        Interest income increased substantially in the quarter ended September 30, 1997 due to the investment of the proceeds of the Company's IPO.

Nine months ended September 30, 1997 compared to the nine months ended September 30, 1996

Revenue:

        The Company, which is in the development stage, did not have revenue in the nine months ended September 30,1997. In the nine months ended September 30,1996, the Company recognized $1,500,000 of license revenue, representing a portion of the initial payment due the Company under its June 1996 license agreement with McNeil Consumer Products Company.

Research and development:

        In the nine months ended September 30, 1997, research and development expenses were $7,504,423, an increase of $5,891,617, or 365%, from the nine months ended September 30, 1996. The increase was primarily attributable to cost of performing clinical trials and manufacturing small-scale test batches of MorphiDex and the expansion of development activities for other products. In addition, personnel costs increased as a result of additions to the Company's development staff.

General and administrative:

        In the nine months ended September 30, 1997, general and administrative expenses were $1,857,154, a decrease of $116,134, or 6%, from the nine months ended September 30, 1996. The decrease reflects a one-time charge of $915,000 in the 1996 period related to the issuance of Series B Preferred Stock. This decrease was partially offset by increases in professional fees, insurance, and other general and administrative costs resulting from the Company's increased business activities.

Interest income:

        Interest income increased substantially in the nine months ended September 30, 1997 due to the investment of the IPO proceeds.

Liquidity and Capital Resources

        As a result of its product development efforts, the Company has experienced net cash outflows from operations since its inception in 1992. In the nine months ended September 30, 1997, cash outflows from operations totaled $6,326,115, compared to $341,550 in the prior year period. The increase in expenses was primarily attributable to increased development expenses for MorphiDex. Development expenses in the 1996 period were partially offset by an initial payment of $1,500,000 due the Company under its June 1996 license agreement with McNeil Consumer Products Company. The Company is a party to several research and development agreements pursuant to which it expects to incur additional expenses, primarily related to its development of MorphiDex. The Company expects that its development expenses will continue to increase as its development programs expand and additional preclinical studies and clinical trials are initiated.

        The Company's funding requirements will depend on a number of factors including the results of its development efforts, the timing and costs of obtaining required regulatory approvals, the development of competing technologies, the amount of resources required for the establishment of marketing and distribution capabilities, the execution of licensing or other collaborative research agreements on terms acceptable to the Company, and the cost of prosecuting and defending patents. At September 30, 1997, cash and marketable securities totaled $42.6 million. The Company currently expects that these funds will be sufficient to fund its operations for the development of products currently in clinical trials. If additional trials are necessary or advisable, or if additional products are developed, the Company may require additional funds to complete such trials. In the event that revenue and income from product introductions or other internally generated funds are insufficient for such additional trials, the Company will need to raise additional funds by incurring debt, issuing additional equity or entering into collaborative or license arrangements.

Other

        The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings per Share", which establishes new requirements for the calculation and disclosure of earnings per share effective in the fourth quarter of 1997. The FASB has also issued SFAS No. 130, "Reporting Comprehensive

Income", which establishes standards for determining and reporting comprehensive income and its components effective in 1998. The Company believes the adoption of these standards will not have a material effect on its financial position or results of operations.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10q contain "forward-looking" statements, within the meaning of Section 27A of Securities Act of 1993, as amended and Section 21E of the Securities Exchange Act of 1934, that are based on management's beliefs and assumptions, current expectations, estimates and projections. Statements that are not historical facts, including statements which are preceded by, followed by, or that include the words "believes;" "anticipates;" "plans;" "expects;" "estimates" or similar expressions and statements about the company's development schedule and future use of funds are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. The reader should not rely on any forward-looking statement. The Company undertakes no obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

        Important factors that may affect future results include, but are not limited to; uncertainty associated with pre-clinical studies and clinical trials and regulatory approval; the effect of economic conditions; impact of competitive products and pricing; product development; changes in laws and regulations; customer demand; possible future litigation; availability of future financing; and uncertainty of market acceptance of new products. Readers should evaluate any statements in light of these important factors. See "Risk Factors" in the Company's Annual Report on Form 10-K.

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



                                        ALGOS PHARMACEUTICAL CORPORATION

Date: November 14, 1997                 /s/ John W. Lyle
                                        -------------------
                                        John W. Lyle
                                        President and Chief Executive Officer

Date: November 14, 1997                 /s/ Gary R. Anthony
                                        -------------------
                                        Gary R. Anthony
                                        Chief Financial Officer and Principal
                                        Accounting Officer