Form 10-K405
period 1997-12-31
ALGOS PHARMACEUTICAL CORP
filed 1998-03-31
CIK 924862

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ------------------- TO ------------------
                          COMMISSION FILE NO. 000-28844

                            ------------------------

                        ALGOS PHARMACEUTICAL CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

              DELAWARE                                          22-3142274
   (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NUMBER)

         COLLINGWOOD PLAZA,                                     07753-6804
           4900 ROUTE 33,                                       (ZIP CODE)
            NEPTUNE, NJ
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (732) 938-5959

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $0.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $365 million, based on the last sales price of the Common Stock as of March 2, 1998.

     As of March 2, 1998 15,952,201 shares of Common Stock, $0.01 par value, of the registrant were issued and outstanding.

________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

     Algos Pharmaceutical Corporation ('Algos' or the 'Company') is developing a new class of proprietary drugs for managing pain which combine existing analgesics with N-methyl-D-aspartate ('NMDA') receptor antagonist drugs that have been approved for human use in other applications. Independent research and the Company's pre-clinical studies and clinical trials conducted to date have shown that the Company's products may provide significantly superior pain relief compared to currently available analgesics, including narcotic drugs such as morphine, hydrocodone and oxycodone, and non-narcotic analgesics such as acetaminophen (e.g., Tylenol'r') and ibuprofen (e.g., Advil'r') . In addition, the Company is using its NMDA antagonist technology to develop other products, including extended duration local anesthetics for surgery, an intranasal treatment of migraine, addiction treatments and an urge incontinence treatment.

     The Company believes that its analgesic and anesthetic products have the potential for more rapid market introduction than many other new drugs because the Company's products combine existing drugs with extensive clinical safety profiles and because clinical trials for new analgesics and anesthetics historically have produced statistically significant results with fewer patients. The Company expects to complete its first New Drug Application ('NDA') for its most developmentally-advanced product with the United States Food and Drug Administration ('FDA') by mid-year 1998.

     The Company's products that have reached Phase II or Phase III clinical trials or are scheduled for Phase II or Phase III clinical trials in 1998 include:

          (i) Narcotic analgesic/NMDA antagonist combination products:
     MorphiDex'tm', expected to be used primarily to treat moderate to severe cancer pain, HydrocoDex'tm', expected to be used primarily to treat moderate to moderately severe post-operative pain, trauma pain, and chronic pain conditions, and OxycoDex'tm', expected to be used primarily to treat moderate to moderately severe pain;

          (ii) Non-narcotic analgesic/NMDA antagonist combination products licensed to McNeil Consumer Products Company including a combination product consisting of an NMDA antagonist and acetaminophen (which is the largest selling over-the-counter ('OTC') analgesic) and a combination product consisting of an NMDA antagonist and an OTC non-steroidal anti-inflammatory drug ('NSAID');

          (iii) Anesthetic/NMDA antagonist combination products: LidoDex NS'tm', a combination of lidocaine and an NMDA antagonist for intranasal administration for the treatment of migraine headache to be developed in collaboration with Interneuron Pharmaceuticals, Inc. and LidoDex IED'tm', an injectible local anesthetic/NMDA combination product intended to provide anesthetic effect with an extended duration of effect for use in in-patient and out-patient surgeries;

          (iv) Neuropathic pain treatment consisting of an NMDA receptor antagonist and an anticonvulsant, and

          (v) Addiction treatment products including treatments for opiate addiction, which the Company is developing in collaboration with the National Institute on Drug Abuse ('NIDA'), National Institutes of Health ('NIH'), and a nicotine addiction treatment.

     The Company believes its proprietary NMDA antagonist technology may be applied in the development of other products. The Company is evaluating other applications and may choose to advance additional products to clinical development. In addition, based on clinical results, marketing studies or other factors, the Company may determine to delay, modify, or suspend the development of any of its products in clinical development.

CLINICAL DEVELOPMENT PROGRAMS

NARCOTIC ANALGESICS

     Narcotic analgesic drugs remain the most common and useful treatment for moderate to severe pain in both acute and chronic conditions. These drugs consist of naturally occurring opiates (e.g., morphine), opiate derivatives (e.g., codeine, hydrocodone, oxycodone) and synthetic opiates (e.g., methadone).

     Drawbacks to these drugs include unwanted side effects such as mental clouding, respiratory depression, nausea and constipation and the development of rapid tolerance and physical dependence. Tolerance refers to the condition under which a drug dose that was initially effective in producing analgesia becomes less effective with repeated administrations. Therefore, to alleviate the same level of pain, the drug dose has to be increased over time, potentially increasing unwanted side effects and the potential for drug dependence.

     Pre-clinical and clinical studies of the Company's narcotic analgesic/NMDA antagonist combination products, including pivotal Phase II double-blinded, placebo-controlled clinical trials of MorphiDex'tm', indicate superior first-dose analgesic effects as compared to equivalent dosage levels of the narcotic analgesic alone. Pre-clinical studies also indicated greater efficacy of the Company's narcotic/NMDA antagonist combinations with repeated administrations over time, when the narcotic analgesic administered alone became less effective.

MorphiDex'tm'

     Morphine is a narcotic primarily used to treat moderate to severe pain, primarily cancer pain.

     MorphiDex'tm', the Company's most developmentally-advanced product, is a patented morphine and dextromethorphan combination. In January 1998, the Company filed the Chemistry, Manufacturing and Controls Section of a sequential NDA with a proposed indication for the relief of moderate-to-severe cancer pain. The Company expects to file the remainder of this NDA by mid-year 1998.

     In double-blind, placebo-controlled clinical trials completed to date, MorphiDex has demonstrated superior pain relief over morphine alone and has been shown to have a faster onset of meaningful pain relief and at least an eight hour duration of effect. Completed studies conducted in post-operative pain patients consisted of multiple double-blind, placebo-controlled studies in over 600 patients. Three long-term studies (two double-blind and one open study) of cancer and non-cancer chronic pain patients are ongoing with more than 650 patients. The balance of the clinical program consists of bioavailability and safety studies. As Algos continues its clinical trials, it may broaden the indication for MorphiDex to all moderate to severe pain based primarily on long-term-use safety data.

     There is no guarantee that the Company will complete the filing in 1998 as expected. There is no guarantee that, if the NDA filing is completed, it will be accepted or approved without the need to file additional information. The FDA will independently review the data submitted and the review process is an uncertain one whose outcome cannot be guaranteed.

HydrocoDex'tm'

     Hydrocodone is a narcotic primarily used to treat moderate to moderately severe post-operative, musculoskeletal, trauma-related and chronic pain. The analgesic products containing hydrocodone that are sold commercially in the U.S. are combination products containing non-narcotic analgesics. Current products include Lorcet'r' and Vicodin'r'. Hydrocodone/APAP was the most prescribed drug in the U.S. in 1997.

     HydrocoDex'tm' is a hydrocodone, acetaminophen (APAP) and dextromethorphan combination product. The Company's initial research indicates that HydrocoDex may offer superior pain relief and a longer duration compared to existing hydrocodone/APAP combination products.

     During 1997, the Company conducted two Phase II clinical studies of HydrocoDex at various dosage strengths. The Company expects to initiate multiple Phase II and Phase III studies in 1998.

OxycoDex'tm'

     Oxycodone is an opiate narcotic that, in combination with acetaminophen or aspirin, forms the basis for a group of products which are used for the treatment of moderate to moderately severe pain. Current products include Percocet'r' and Tylox'r'.

     OxycoDex'tm' is a combination of oxycodone, acetaminophen and dextromethorphan. The Company plans to initiate Phase II clinical trials with OxycoDex as clinical development resources become available following the completion of the MorphiDex NDA and initiation of major clinical trials of HydrocoDex.

NON-NARCOTIC ANALGESICS

     In June 1996, the Company entered into a license agreement (the 'McNeil License Agreement') with McNeil Consumer Products Company, an affiliate of Johnson & Johnson, pursuant to which the Company granted McNeil the exclusive rights to develop certain acetaminophen/NMDA antagonist combination products and certain NSAID/NMDA antagonist combination products (ibuprofen and certain other NSAIDs approved for OTC use) for the treatment of pain.

     Under the terms of the McNeil License Agreement, McNeil is required to perform certain clinical development activities to retain the license and to make payments to Algos based on the achievement of certain milestones. In October 1997, the Company received a $1,000,000 milestone payment based upon the entry into a large-scale clinical trial of a licensed product containing acetaminophen. An acetaminophen/NMDA antagonist combination product and an NSAID/NMDA antagonist combination product are currently under active development by McNeil. McNeil may terminate the license at its option upon 60 days notice.

ANESTHETIC/NMDA ANTAGONIST COMBINATIONS

LidoDex NS'tm'

     A project has been initiated with Interneuron Pharmaceuticals, Inc. for LidoDex NS'tm', a combination of lidocaine and an NMDA antagonist for the treatment of migraine. This agreement has three stages: (i) initial development which encompasses Investigational New Drug Application ('IND') preparation, a Phase I safety study and a Phase II efficacy study; (ii) Phase III clinicals; and (iii) marketing activities. Initial development will be largely funded by Interneuron, while costs of Phase III clinicals will be shared equally. An article in the Journal of the American Medical Association concluded that intranasal lidocaine provided rapid headache relief in more than half of the patients in the cited study, but relapse was common. The Company is investigating whether LidoDex NS'tm' may have a more prolonged effect.

     Interneuron is currently conducting preclinical toxicological studies in support of an IND which the Company expects to be filed in 1998, subject to successful completion of the preclinical studies.

Injectable Anesthetic

     The Company, in collaboration with Brigham and Women's Hospital, Harvard Medical School, has conducted research into the potentiation of local anesthetics by NMDA antagonists. Pre-clinical studies have indicated that the NMDA antagonist dextromethorphan may increase the depth and duration of anesthesia of lidocaine. With the current emphasis on preemptive analgesia, same day surgery and shorter hospital stays, the Company believes that a longer duration anesthetic may provide greater patient comfort when post-surgical pain is most severe and could reduce the need for administering certain analgesics for post-operative pain. The Company intends to seek a development partner for these products and proceed with further clinical development activities on a collaborative basis in 1998.

NEUROPATHIC PAIN TREATMENT

     Independent studies suggest that both NMDA antagonists and certain anticonvulsants may be useful in the treatment of neuropathic pain, persistent pain resulting from certain abnormalities of the nervous system.

     In 1998, the Company is initiating a Phase II clinical study to evaluate the effect of a combination of an NMDA antagonist and an existing anticonvulsant on patients with chronic pain following a spinal cord injury.

ADDICTION TREATMENT DRUGS

Opiate and Cocaine Addiction Treatment

     NIDA estimates that there are two million opiate addicts in the United States. The Company is developing NMDA antagonist-based products as opiate addiction treatment drugs. Pre-clinical studies have indicated that the use of NMDA antagonists may provide more effective control of opiate cravings and dependence.

     In 1997, the Company completed a Cooperative Research and Development Agreement with the National Institute on Drug Abuse of the National Institutes of Health to evaluate the Company's technology for the treatment of heroin addiction. Under the terms of the agreement, NIDA will fund up to five clinical studies to assess a product's ability to reduce addict relapse following detoxification on methadone, the current maintenance therapy for heroin addiction. The studies, the first of which was initiated in 1997, will measure safety, withdrawal intensity, cross-tolerance and relapse.

Nicotine Addiction

     Laboratory research and preclinical studies suggest that NMDA antagonists may be useful in the treatment of addiction to other substances. In 1998, the Company intends to initiate a Phase II clinical study to evaluate the effect of an NMDA antagonist on nicotine addiction.

OTHER PRODUCTS

Urge Urinary Incontinence

     An estimated five million people in the U.S. suffer from urge urinary incontinence. Existing urge urinary incontinence drugs generally have unpleasant side effects and low levels of efficacy. Company-sponsored pre-clinical studies have indicated that NMDA antagonists may block the bladder micturition reflex. A Phase II clinical trial at the Stanford University School of Medicine evaluating an NMDA antagonist in urge incontinent patients was completed in 1997. The Company is currently compiling the results of the study.

New Product Development, Generally

     The Company is considering a number of other possible products. The Company's drug development program is based upon a continuous review of clinical results, newly published scientific papers, the possibility of joint development or research arrangements with research institutions or commercial organizations, the availability of resources, including acceptable third party clinical facilities and available funds. Accordingly, the Company's development program is subject to revision and change at any time without notice. The preceding discussion with respect to the Company's plans is a description of the Company's present intentions as of the date of this report, and the Company does not expect to update this schedule prior to its next annual report, although it may choose to do so. Its product development schedule and plans for drug development constitute forward-looking statements and are subject to the numerous contingencies and risks set forth under 'Risk Factors.'

SCIENTIFIC OVERVIEW

     A key element of the Company's technology is the use of NMDA antagonists which block the NMDA receptor. NMDA receptors are believed to be present in nerve cells in the brain and spinal cord. There is increasing evidence that there may also be peripheral NMDA receptors.

     Research indicates that the NMDA receptor may play a role in pain response, neuropathic pain, development of tolerance to and dependence on narcotic analgesics and development of hyperalgesia due to chronic administration of opiate narcotics. According to this theory, activation of this receptor results in a cascade of intracellular events beginning with the influx of extracellular calcium. This influx of calcium results in activation of the enzyme protein kinase C and its subsequent translocation from cytosol to the membrane. Through protein phosphorylation, enduring changes then occur in the membrane constituents including receptors. This cascade of events beginning with the activation of the NMDA receptor has been implicated in numerous neuroplastic phenomena such as post-tetanic potentiation resulting in sensitized and overly active nerve cells and consequently may cause spontaneous pain and/or increased sensitivity to pain.

     It is believed that narcotic analgesics reduce pain by binding to opiate receptors located on nerve cells in the brain and spinal cord. Although the initial effect of this binding is to inhibit the nerve cell and thereby reduce pain, opiate receptor activation is also believed to stimulate the NMDA receptor leading to the cascade of events described in the previous paragraph. Some researchers believe that increased NMDA receptor activation represents the underlying cellular mechanism of opiate tolerance and dependence. Pre-clinical studies indicate that by blocking the NMDA receptor, tolerance to and dependence on opiates may be reduced and the development of hyperalgesia prevented. The involvement of the NMDA receptor in dependence is also the basis for development of NMDA antagonists to treat drug addiction.

CORPORATE AND GOVERNMENT COLLABORATIONS

     The McNeil License Agreement resulted in an initial payment of $2.0 million by McNeil to the Company in 1996, a milestone payment of $1.0 million in 1997 based upon the entry into a large-scale clinical trial of a licensed product containing acetaminophen, and provides for additional payments of up to $7.0 million by McNeil upon the achievement of certain milestones, generally relating to product development and patent issuances. In addition, the Company will be entitled to receive royalty payments from McNeil based upon net product sales subject to minimum royalties commencing a certain time after execution of the agreement, provided that certain conditions have been met, even if McNeil has not commenced marketing of an acetaminophen product or an NSAID product. McNeil will bear substantially all costs of developing products it selects. The McNeil License Agreement extends until the later of the expiration of the Company's patent rights or ten years, provided that the McNeil License Agreement is terminable: (i) by either party in the event of a material breach by the other party upon 90 days notice or upon certain events of bankruptcy; (ii) by McNeil, at any time upon 60 days notice; and (iii) by the Company under certain circumstances. Under certain circumstances, the McNeil License Agreement could terminate with respect to either acetaminophen or NSAID products without terminating with respect to the other category. In the event of a termination by McNeil, McNeil must pay all royalty payments and milestone payments due through the date of termination and the technology licensed by McNeil reverts to the Company. In such event, the Company retains the rights to the results of two clinical studies funded by the Company, and McNeil retains the rights to the results of the clinical studies funded by McNeil during the term of the McNeil License Agreement. See 'Business -- Patents, Trade Secrets and
Licenses -- Licenses.'

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

     In 1997, the Company entered into a Cooperative Research and Development Agreement with NIDA, NIH, to conduct joint research on a methadone/NMDA antagonist combination drug as a potential treatment for opiate addiction. Under the agreement, NIDA and the Company will jointly develop research protocols for up to five clinical studies designed primarily to test dextromethorphan for safety, tolerability and efficacy when co-administered with methadone. NIDA will conduct the clinical studies and provide certain statistical and analytic services. Algos will provide NIDA with drug supplies and scientific and administrative support. The agreement provides for joint ownership of inventions made jointly by NIDA and the Company and provides the Company with an option to license any patent rights developed by NIDA. The agreement may be terminated by either party at any time upon 30 days notice.

ACADEMIC AND RESEARCH COLLABORATIONS

VIRGINIA COMMONWEALTH UNIVERSITY, THE MEDICAL COLLEGE OF VIRGINIA

     In 1994, the Company entered into a collaborative research agreement with The Medical College of Virginia with the option for subsequent annual renewals. Under the terms of this agreement, The Medical College of Virginia provides pre-clinical research exclusively to the Company in the field of: (i) prevention of tolerance to and dependence on opiates, opiate derivatives and opioids; (ii) treatment of chronic pain; and (iii) treatment of neuropathic pain.

BETH ISRAEL HEALTH CARE SYSTEM

     In 1997, the Company entered into a research agreement with Beth Israel Health Care System. Under the terms of the agreement, the Company will provide a total of $500,000 over a five-year period to fund certain costs of clinical trials in pain medicine and palliative care. The Company may contract with Beth Israel Health Care System for the conduct of trials under the direction of Dr. Russell Portenoy, which would be separately funded. Beth Israel has agreed to give priority to the scheduling of clinical studies requested by Algos. The Company can terminate the agreement at any time upon providing continued funding for a period of six months.

ALLEGHENY UNIVERSITY

     In 1997, the Company entered into a research agreement with Allegheny University. Under the terms of the agreement, Allegheny performs certain pre-clinical research exclusively for the Company evaluating the effects of combinations of anti-epileptics and NMDA receptor antagonists on pain. The Company will obtain the rights to any developed intellectual property related to NMDA receptor antagonist combinations. In addition, the Company will have the first option to negotiate a license for other intellectual property developed and owned by Allegheny.

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

MARKETING

     Algos plans to market its products either directly or through co-marketing or licensing agreements with pharmaceutical companies. The Company's marketing strategy is to develop a direct sales force in the U.S. in market segments with relatively concentrated distribution channels to target key prescribing physicians, pain management centers, hospitals, health maintenance organizations and pharmaceutical buyer groups. Algos does not expect to establish a direct sales capability until such time as one or more of its products in development approaches marketing approval from the FDA. Although Algos believes that it will be able to recruit an effective marketing and sales force at that time, no assurance can be given that it will be able to do so. In market segments that require large or specialized sales capabilities, such as OTC analgesic products and certain foreign countries, the Company will seek strategic alliances with leading pharmaceutical companies such as under the McNeil License Agreement. Implementation of this strategy will depend on the market potential of the Company's products, its financial resources and timely regulatory approvals. No assurance can be given that any of the Company's products will gain significant market asseptance.

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

     The Company competes with pharmaceutical companies that develop, produce and market products in the United States, Europe and elsewhere. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection, discover new drugs or establish collaborative arrangements for drug research. The Company's narcotic analgesic and anesthetic products, when developed and marketed, will primarily compete with products marketed by medium-sized pharmaceutical companies. In other analgesic segments, such as antiarthritic and OTC analgesic products, the Company's products, when developed and marketed, will compete with products marketed by some of the largest pharmaceutical companies in the U.S. In these segments, the Company may enter into license agreements with pharmaceutical companies having greater resources than the Company.

PATENTS, TRADE SECRETS AND LICENSES

PATENT RIGHTS

     The Company seeks to protect its proprietary position by, among other methods, filing United States and foreign patent applications with respect to the development of its products and their uses. The Company plans to prosecute and defend its patent applications, issued patents and proprietary information. The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its planned products. As of March 1, 1998 the Company has an exclusive license for five U.S. patents, one pending U.S. patent application for which it has received a notice of allowance and six other pending U.S. patent applications under its agreement with The Medical College of Virginia, and several corresponding pending foreign patent applications. In addition to these licensed patents, the Company owns nine pending U.S. patent applications and plans to file additional patent applications.

     Of the patents issued to The Medical College of Virginia, U.S. Patent No. 5,321,012 entitled 'Inhibiting the Development of Tolerance to and/or Dependence on a Narcotic Addictive Substance' (issued June 14, 1994) claims compositions and methods for inhibiting the development of tolerance to and/or dependence on a variety of narcotic analgesics including codeine, fentanyl, heroin, hydrocodone, morphine and oxycodone employing any one of several specific nontoxic NMDA antagonists including dextromethorphan and dextrorphan; U.S. Patent No. 5,352,683 entitled 'Method for the Treatment of Chronic Pain' (issued October 4, 1994) claims a method for treating chronic pain employing any one of several specific nontoxic NMDA antagonists such as those previously mentioned; U.S. Patent No. 5,502,058 entitled 'Method for the Treatment of Pain' (issued March 26, 1996) covers a method of alleviating preexisting or prospectively occurring pain employing dextromethorphan or dextrorphan in combination with lidocaine; U.S. Patent No. 5,556,838 (issued September 17, 1996) claims a composition containing any nontoxic NMDA antagonist, or any nontoxic substance that blocks a major intracellular consequence of NMDA receptor activation, and any one of several addictive substances, including morphine; and U.S. Patent No. 5,654,281 (issued August 5, 1997) claims a method for inhibiting the development of tolerance to and/or dependence on any addictive substance employing a nontoxic NMDA antagonist such as dextromethorphan.

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

     The Company's success depends in part on its ability to obtain patent protection for its products and to preserve its trade secrets and operate without infringing on the proprietary rights of third parties. The patent positions of pharmaceutical firms, including the Company, are generally uncertain and involve complex legal and factual questions. Consequently, even though the Company is currently prosecuting its patent applications with the U.S. Patent and Trademark Office ('PTO') and certain foreign patent authorities, the Company does not know whether any of its applications will result in the issuance of any patents, or if any patents issue, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the U.S. are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, the Company cannot be certain that it was the first creator of inventions claimed by pending patent applications or that the Company was the first to file patent applications for such inventions. Issued patents may be later modified or revoked by the PTO in proceedings instituted by the Company or others. In addition, no assurance can be given that the Company's patents will afford protection against competitors with similar compounds or technologies, that others will not obtain patents claiming aspects similar to those covered by the Company's patents or applications, or that the patents of others will not have an adverse effect on the ability of the Company to do business. The Company's patents may not prevent others from developing competitive positions using related technology. Other entities may obtain patents which cover aspects of the

Company's products or processes which are necessary for or useful to the development, manufacture or use of the Company's products. As a result, the Company may be required to obtain licenses from others to develop, manufacture or market such products. There can be no assurance that the Company will be able to obtain any such licenses on commercially reasonable terms, if at all. No assurance can be given that any patent issued to, or licensed by, the Company will provide protection that has commercial significance. See 'Risk
Factors -- Uncertain Ability to Protect Proprietary Technology.'

LICENSES

     The Company has licensed from The Medical College of Virginia certain patents or pending patent applications owned by The Medical College of Virginia in the field of pain management (in the country in which any such product or part thereof is made, used, sold or manufactured). The Company is obligated to pay royalties for the life of the patent equal 4% of net sales of licensed products. If a product is combined with a drug or other substance for which the Company is paying an additional royalty, the royalty rate paid to The Medical College of Virginia is generally reduced by the amount of such additional royalty. If the Company enters into sublicensing agreements for a covered product, the Company will pay The Medical College of Virginia 50% of royalty payments received from such sublicensees' net sales for each year until the payments total $500,000 for such year, 33% until the payments total an additional $500,000 for such year and 25% thereafter. The Company pays no license signing fees or milestone payments. The McNeil License Agreement is a sublicense agreement of the Company's license agreement with The Medical College of Virginia.

GOVERNMENT REGULATION

     In the U.S., pharmaceutical products intended for therapeutic or diagnostic use in humans are subject to rigorous FDA regulation. The process of completing clinical trials and obtaining FDA approvals for a new drug is likely to take a number of years and require the expenditure of substantial resources. There can be no assurance that any product will receive such approval on a timely basis, if at all. See 'Risk Factors -- Government Regulation; No Assurance of United States or Foreign Regulatory Approval.'

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

     The steps required before a new pharmaceutical product for use in humans may be marketed in the U.S. include (i) pre-clinical studies, (ii) submission to the FDA of an IND, which must become effective before human clinical trials commence, (iii) adequate and well-controlled human clinical trials to establish the safety and effectiveness of the product, (iv) submission of an NDA to the FDA, and (v) FDA approval of the NDA prior to any commercial sale or shipment of the product.

     Pre-clinical studies include laboratory evaluation of product chemistry and formulation, and animal studies to assess the potential safety and effectiveness of the product. The results of the pre-clinical studies are submitted to the FDA as a part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to, or otherwise responds to, an IND, the IND becomes effective 30 days following its receipt by the FDA.

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

     The Company is also subject to regulation under federal and state laws, including the Occupational Safety and Health Act, the Environmental Protection Act, the Clean Air Act, national restrictions on technology transfer, and import, export and customs regulations. In addition, all of the Company's products that contain narcotics are subject to Drug Enforcement Agency ('DEA') regulations relating to storage, distribution and physician prescribing procedures. There can be no assurance that any portion of the regulatory framework under which the Company currently operates will not change and that such change will not have a material effect on the current and anticipated operations of the Company.

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

EMPLOYEES

     At March 2, 1998, the Company had twenty-one employees and three executive consultants, including five Ph.Ds and/or MDs. In addition, the Company engages consultants from time to time to perform services on a per diem or hourly basis.

ITEM 2. PROPERTIES

     The Company's executive office is currently located at Collingwood Plaza, 4900 Route 33, Neptune, New Jersey 07753. The leased property consists of approximately 6,000 square feet of office and storage space.

     The Company's current lease agreement expires in April 1998 at which time it intends to relocate its executive office. The Company has entered into a ten-year lease agreement for a building consisting of approximately 21,000 square feet of office space, which is being constructed and is expected to be completed in April 1998.

ITEM 3. LEGAL PROCEEDINGS

     There are no legal proceedings pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET PRICE

     As of March 25, 1998, Algos had approximately 122 shareholders of record and the Company believes that the number of beneficial holders exceeds 500. Common shares of the Company are traded in the over-the-counter market and their price quoted on the NASDAQ Stock Market under the symbol 'ALGO.' The following table sets forth the range of the highest and lowest sales prices for the Company's common stock since public trading commenced:

                                                                                HIGH      LOW
                                                                                ----      ---
Year Ended December 31, 1996:
     Third Quarter, beginning September 26...................................    14 1/2   14
     Fourth Quarter..........................................................    15        9 7/8
Year Ended December 31, 1997:
     First Quarter...........................................................    20 3/4   10 7/8
     Second Quarter..........................................................    19 1/4   14
     Third Quarter...........................................................    31 5/8   14 3/4
     Fourth Quarter..........................................................    33       21 1/2

     The Company has never declared or paid any cash dividends on its capital stock.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial information set forth below should be read in conjunction with 'Management's Discussion and Analysis of Financial Condition and Results of Operations' and with the Company's financial statements and related notes contained elsewhere in this report.

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------------------
                                                          1993        1994         1995       1996       1997
                                                          -----      -------      -------    -------    -------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
     Revenues..........................................   $ 215(1)   $ --         $ --       $ 2,000    $ 1,000
     Operating expenses:
          Research and development.....................      40          654        1,615      3,344      9,799
          General and administrative...................     436          623          760      2,467      2,458
                                                          -----      -------      -------    -------    -------
               Total operating expenses................     476        1,277        2,375      5,810     12,257
                                                          -----      -------      -------    -------    -------
     Interest income...................................       4          153          253        723      2,435
                                                          -----      -------      -------    -------    -------
     Net loss..........................................   $(257)     $(1,124)     $(2,122)   $(3,087)   $(8,823)
                                                          -----      -------      -------    -------    -------
                                                          -----      -------      -------    -------    -------
     Net loss per common share, basic and diluted(2)...                           $(0.35)    $(0.36)    $(0.56)
                                                                                  -------    -------    -------
                                                                                  -------    -------    -------
     Weighted average common shares outstanding(2).....                            6,003      8,535      15,863
                                                                                  -------    -------    -------
                                                                                  -------    -------    -------

                                                                              DECEMBER 31,
                                                          -----------------------------------------------------
                                                          1993        1994         1995       1996       1997
                                                          -----      -------      -------    -------    -------
                                                                             (IN THOUSANDS)
Balance Sheet Data:
     Cash and cash equivalents, marketable securities,
       and interest receivable.........................   $ 124      $ 5,634      $ 3,707    $48,576    $41,808
     Working capital...................................      81        5,503        3,419     47,932     36,368
     Total assets......................................     153        5,765        3,820     49,202     42,360
     Deficit accumulated during the development
       stage...........................................    (642)      (1,766)      (3,888)    (6,976)   (15,798)
     Total stockholders' equity........................     108        5,618        3,521     48,228     39,759

                                                        (footnotes on next page)

(footnotes from previous page)

(1) Represents revenues from consulting activities in which the Company has ceased to engage.

(2) Based on the historical number of common shares outstanding in all periods presented in accordance with Statement of Financial Accounting Standard No.
    128. Presentation of pro forma amounts adjusted to reflect options, warrants, and preferred stock conversions has been deleted as provided by Securities and Exchange Commission Staff Accounting Bulletin No. 98.

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

     The Company has incurred losses since its inception and expects to incur operating losses in the future. The Company expects that its product development expenses will increase significantly as the drugs that the Company currently has under development move into advanced clinical trials and as additional drugs are developed. In January 1998, the Company initiated the filing of a sequential NDA for MorphiDex. If the NDA is completed, the Company may incur significant costs associated with the possible commercialization of MorphiDex prior to the first commercial sale of the product, including inventory, the establishment of a sales force, initial promotional activities and other administrative expenses.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

Revenue:

     The Company, which is in the development stage, earned $1,000,000 of revenue from the McNeil License Agreement in 1997 compared to $2,000,000 earned under the agreement in 1996. The current year's revenue represents a contractual milestone payment due the Company upon initiation of a large-scale clinical trial of a licensed product. In 1996, the Company received $2,000,000, which was due upon execution of the agreement. Under the terms of the agreement, the Company may receive future payments upon the attainment of specified development milestones. However, the agreement is cancelable by McNeil at any time upon 60 days notice.

Research and development:

     In 1997, research and development expenses were $9,799,358, an increase of $6,455,742, or 193%, from 1996. The increase was primarily attributable to the development of MorphiDex, which progressed to a more advanced stage of clinical development, involving clinical studies of greater size and number. The current year also included the costs of manufacturing small-scale test batches of MorphiDex and the expansion of development activities for other products. In addition, personnel costs increased as a result of additions to the Company's development staff.

General and administrative:

     In 1997, general and administrative expenses were $2,458,411, a decrease of $8,166, or less than 1%, from 1996. The decrease reflects a one-time charge of $915,000 in 1996 related to the issuance of Series B Preferred Stock in connection with an amendment to a license agreement. This decrease was mostly offset by increases in professional fees, insurance, and other general and administrative costs resulting from the Company's increased business activities following the completion of its initial public offering ('IPO') in October 1996.

Interest income:

     In 1997, interest income increased substantially due to the investment of the IPO proceeds over the full calendar year.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

Revenue:

     In 1996, the Company recognized $2,000,000 of license revenue representing the initial payment under the McNeil License Agreement.

Research and development:

     In 1996, research and development expenses were $3,343,616, an increase of $1,728,673, or 107%, from 1995. The 1996 period reflects expansion of the Company's clinical trials, particularly trials of its most developmentally-advanced product MorphiDex and the Company's non-narcotic drugs licensed to McNeil. Fees to clinical investigators and contract research organizations, and related increases in clinical drug supplies, consultants, etc. were partially offset by reduced spending on pre-clinical studies and formulation development.

General and administrative expenses:

     In 1996, general and administrative expenses were $2,466,577, an increase of $1,706,537, or 225%, from 1995. The increase was due primarily to a charge of $915,000 relating to the issuance of Series B Preferred Stock in connection with an amendment to the license agreement with The Medical College of Virginia and to amortization of unearned compensation expense of approximately $361,000 in connection with the grant of stock options. Added professional fees and compensation expense also contributed to the increase.

Interest income:

     In 1996, interest income increased as a result of the investment of proceeds from the Company's IPO in October 1996.

LIQUIDITY AND CAPITAL RESOURCES

     In 1997, 1996, and 1995, spending for the Company's product development efforts and related activities resulted in net cash outflows from operations of $7,296,261, $1,556,604 and $1,929,321, respectively. Accumulated cash balances at December 31, 1994, which resulted from the Company's 1994 private placement of Series A Preferred Stock were sufficient to fund the Company's operations into 1996. In 1996, in order to expand its development programs, the Company completed its initial public offering of 3,625,000 shares of Common Stock, which provided net proceeds to the Company of $46.4 million. A portion of these funds and $3.0 million received to date from the McNeil License Agreement were used to fund the Company's operations in 1997.

     The Company has entered into several research and development commitments, primarily related to its development of MorphiDex. The Company expects that its development expenses will continue to increase as its development programs expand and additional preclinical studies and clinical trials are initiated. In addition, the Company will incur increased expenses as a result the planned expansion of its research and development staff, including the costs and expenses of relocating to larger office facilities. In January 1998, the Company initiated the filing of a sequential NDA for MorphiDex. If the NDA is completed, the Company may incur significant costs associated with the possible commercialization of MorphiDex prior to the first commercial sale of the product, including inventory, the establishment of a sales force, initial promotional activities and other administrative expenses.

     The Company's funding requirements will depend on a number of factors, including the results of its development efforts, the timing and cost of obtaining required regulatory approvals, the development of competing technologies, the amount of resources required for the establishment of marketing and distribution capabilities, the execution of licensing or other collaborative research agreements on terms acceptable to the Company, and the cost of prosecuting and defending patents. The Company had cash, cash equivalents, and marketable securities of $41.8 million at December 31, 1997. The Company currently expects that these funds will be sufficient to fund its operations for the development of products currently in clinical trials. If, however, additional trials are necessary or advisable, the Company may require additional funds to complete such trials. In the event that revenue and income from successful product introductions or other internally generated funds are insufficient for such efforts, the Company will need to raise additional funds by incurring debt, issuing additional equity, or entering into collaborative or license arrangements. In addition, the Company may decide to initiate development of additional products. Development of additional products would require additional funds. See 'Risk Factors -- Need for Additional Funds.'

NET OPERATING LOSS CARRYFORWARDS

     At December 31, 1997, the Company had accumulated net operating loss carryforwards of approximately $12.9 million and $13.0 million for federal and state tax purposes, respectively. Federal carryforwards expire in 2009 through 2012 and are available to reduce future taxable income recognized in the carryforward period, if any. Due to the uncertainty of future taxable income, the Company has established a valuation allowance for these carryforwards and has not recognized their potential benefit on a current basis. The future utilization of these carryforwards may be limited by Section 382 of the Internal Revenue Code related to changes in Company ownership.

OTHER

     Generally, the Company's results of operations are not significantly affected by seasonal factors and the Company does not believe that inflation has had a significant impact on its business.

     In June 1997, the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards ('SFAS') No. 130, 'Reporting Comprehensive Income' which establishes standards for determining and reporting comprehensive income and its components. Comprehensive income represents the change in net assets of a business enterprise as a result of nonowner transactions. The Company will adopt SFAS No. 130 in the first quarter of 1998.

     The FASB has also issued SFAS No. 131, 'Disclosure about Segments of an Enterprise and Related Information', and SFAS No. 132, 'Employers' Disclosures about Pensions and Other Postretirement Benefits', which are effective in 1998. These standards are not expected to have a significant impact on the Company's financial statements.

     The Company believes that its financial and operational systems will function properly with respect to the use of dates in the year 2000 and thereafter. The Company estimates that the costs associated with the Year 2000 issue will be insignificant and will not have a material impact on the Company's financial position or operating results. However, there is no assurance that the Company's vendors will not have Year 2000 problems that will affect the Company.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this form 10-K contain 'forward-looking' statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, that are based on management's beliefs and assumptions, current expectations, estimates and projections. Statements that are not historical facts, including statements which are preceded by, followed by, or that include the words 'believes,' 'anticipates,' 'plans,' 'expects,' or similar expressions and statements about the Company's development schedule and future use of funds are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. The reader should not rely on any forward-looking statement. The Company undertakes no obligations to update any forward-looking statements whether as a result of new information, future events or otherwise.

     Important factors that may affect future results include, but are not limited to: uncertainty associated with pre-clinical studies and clinical trials and regulatory approval; the effect of economic conditions; impact of competitive products and pricing; product development; changes in laws and regulations; customer demand; possible future litigation; availability of future financing; and uncertainty of market acceptance of new products. Readers should evaluate any statement in light of these important factors. See 'Risk Factors.'

ITEM 8. FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
ALGOS PHARMACEUTICAL CORPORATION:

     We have audited the accompanying balance sheets of Algos Pharmaceutical Corporation (a development stage enterprise) (the 'Company') as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997 and for the period January 1, 1992 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Algos Pharmaceutical Corporation as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 and for the period January 1, 1992 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

Princeton, New Jersey
March 4, 1998

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                                                      DECEMBER 31,    DECEMBER 31,
                                                                                          1996            1997
                                                                                      ------------    ------------
                                      ASSETS
Current assets:
     Cash and cash equivalents.....................................................   $ 48,575,719    $ 20,246,152
     Marketable securities, current................................................                     17,922,359
     Interest receivable...........................................................                        484,789
     Prepaid expenses..............................................................        330,083         315,679
                                                                                      ------------    ------------
          Total current assets.....................................................     48,905,802      38,968,979
Marketable securities, noncurrent..................................................                      3,004,580
Restricted cash....................................................................                        150,000
Property and equipment, net........................................................         86,682         146,328
Other assets.......................................................................        209,257          90,591
                                                                                      ------------    ------------
          Total assets.............................................................   $ 49,201,741    $ 42,360,478
                                                                                      ------------    ------------
                                                                                      ------------    ------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable..............................................................   $    456,684    $  1,861,976
     Other current liabilities.....................................................        516,786         739,415
                                                                                      ------------    ------------
          Total current liabilities................................................        973,470       2,601,391
                                                                                      ------------    ------------
Commitments
Stockholders' equity:
     Preferred stock, $100,000 and $0 aggregate liquidation preference.............          1,000
     Common stock, $.01 par value, 50,000,000 shares authorized, 15,669,101 and
      15,951,701 shares outstanding as of December 31, 1996 and 1997,
      respectively.................................................................        156,691         159,517
     Additional paid-in-capital....................................................     55,902,403      56,151,504
     Unearned compensation expense.................................................       (856,150)       (753,707)
     Deficit accumulated during the development stage..............................     (6,975,673)    (15,798,227)
                                                                                      ------------    ------------
          Total stockholders' equity...............................................     48,228,271      39,759,087
                                                                                      ------------    ------------
          Total liabilities and stockholders' equity...............................   $ 49,201,741    $ 42,360,478
                                                                                      ------------    ------------
                                                                                      ------------    ------------

        The accompanying notes are an integral part of these statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                                                  CUMULATIVE FROM
                                                          FOR THE YEAR ENDED DECEMBER 31,          INCEPTION TO
                                                     -----------------------------------------     DECEMBER 31,
                                                        1995           1996           1997             1997
                                                     -----------    -----------    -----------    ---------------
Revenues..........................................                  $ 2,000,000    $ 1,000,000     $   3,311,000
                                                                    -----------    -----------    ---------------
Operating expenses:
     Research and development.....................   $ 1,614,943      3,343,616      9,799,358        15,576,631
     General and administrative...................       760,040      2,466,577      2,458,411         7,113,250
                                                     -----------    -----------    -----------    ---------------
          Total operating expenses................     2,374,983      5,810,193     12,257,769        22,689,881
                                                     -----------    -----------    -----------    ---------------
Loss from operations..............................    (2,374,983)    (3,810,193)   (11,257,769)      (19,378,881)
Interest income...................................       252,548        722,715      2,435,215         3,580,654
                                                     -----------    -----------    -----------    ---------------
Net loss..........................................   $(2,122,435)   $(3,087,478)   $(8,822,554)    $ (15,798,227)
                                                     -----------    -----------    -----------    ---------------
                                                     -----------    -----------    -----------    ---------------
Net loss per common share, basic and diluted......   $     (0.35)   $     (0.36)   $     (0.56)
                                                     -----------    -----------    -----------
                                                     -----------    -----------    -----------
Weighted average common shares outstanding........     6,002,635      8,535,080     15,862,562
                                                     -----------    -----------    -----------
                                                     -----------    -----------    -----------

        The accompanying notes are an integral part of these statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                                  CUMULATIVE FROM
                                                          FOR THE YEAR ENDED DECEMBER 31,          INCEPTION TO
                                                     -----------------------------------------     DECEMBER 31,
                                                        1995           1996           1997             1997
                                                     -----------    -----------    -----------    ---------------
Cash flows from operating activities:
     Net loss                                        $(2,122,435)   $(3,087,478)   $(8,822,554)    $ (15,798,227)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                   35,782         44,038         51,386           162,683
          Amortization of unearned compensation...                      424,690        278,269           702,959
          Amortization of discount on marketable
            securities............................                                     (79,564)          (79,564)
          Common stock issued for technology......                                                       125,000
          Preferred stock issued for services.....                                                        25,000
          Preferred stock issued under license
            agreement.............................                      915,000                          915,000
          Changes in assets and liabilities:
               Interest receivable................                                    (484,789)         (484,789)
               Prepaid expenses...................         5,476       (319,026)        14,404          (315,679)
               Other assets.......................          (675)      (207,666)       118,666           (90,591)
               Accounts payable...................       102,371        298,387      1,405,292         1,861,976
               Other current liabilities..........        50,160        375,451        222,629           739,415
                                                     -----------    -----------    -----------    ---------------
     Net cash used in operating activities........    (1,929,321)    (1,556,604)    (7,296,261)      (12,236,817)
                                                     -----------    -----------    -----------    ---------------
Cash flows from investing activities:
     Investment in marketable securities..........                                 (20,997,375)      (20,997,375)
     Purchases of property and equipment..........       (22,500)       (30,016)      (111,032)         (309,011)
                                                     -----------    -----------    -----------    ---------------
     Net cash used in investing activities........       (22,500)       (30,016)   (21,108,407)      (21,306,386)
                                                     -----------    -----------    -----------    ---------------
Cash flows from financing activities:
     Proceeds from issuance of preferred stock,
       net........................................                       50,000                        6,659,015
     Proceeds from issuance of common stock,
       net........................................        24,950     46,405,239         75,101        47,130,340
                                                     -----------    -----------    -----------    ---------------
     Net cash provided by financing activities....        24,950     46,455,239         75,101        53,789,355
                                                     -----------    -----------    -----------    ---------------
Net increase (decrease) in cash and cash
  equivalents.....................................    (1,926,871)    44,868,619    (28,329,567)       20,246,152
Cash and cash equivalents, beginning of period....     5,633,971      3,707,100     48,575,719
                                                     -----------    -----------    -----------    ---------------
Cash and cash equivalents, end of period..........   $ 3,707,100    $48,575,719    $20,246,152     $  20,246,152
                                                     -----------    -----------    -----------    ---------------
                                                     -----------    -----------    -----------    ---------------

        The accompanying notes are an integral part of these statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FROM INCEPTION TO DECEMBER 31, 1997

                                                                    CONVERTIBLE
                                                                  PREFERRED STOCK             COMMON STOCK
                                                                --------------------     -----------------------
                                                                 SHARES      AMOUNT        SHARES        AMOUNT
                                                                --------     -------     ----------     --------
Issuance of Common Stock, January 1992, $.10 per share......                              4,841,664     $ 48,417
Issuance of Common Stock for technology, January 1992, $.10
  per share.................................................                                968,336        9,683
Net loss....................................................
                                                                --------     -------     ----------     --------
Balance, December 31, 1992..................................                              5,810,000       58,100
Capital contributions, including $25,000 of technology......
Net loss....................................................
                                                                --------     -------     ----------     --------
Balance, December 31, 1993..................................                              5,810,000       58,100
Issuance of Series A Preferred Stock, May through August
  1994, $10.00 per share, net of offering costs.............     700,000     $7,000
Issuance of Series A Preferred Stock for services, May 1994,
  $10.00 per share..........................................       2,500         25
Exercise of stock options...................................                                    415            4
Net loss....................................................
                                                                --------     -------     ----------     --------
Balance, December 31, 1994..................................     702,500      7,025       5,810,415       58,104
Exercise of stock options...................................                                199,615        1,996
Net loss....................................................
                                                                --------     -------     ----------     --------
Balance, December 31, 1995..................................     702,500      7,025       6,010,030       60,100
Exercise of warrants........................................       5,000         50
Issuance of Series B Preferred Stock under license
  agreement, June 1996, $9.15 per share.....................     100,000      1,000
Exercise of stock options...................................                                161,821        1,618
Issuance of Common Stock, October 1996, $14.00 per share,
  net of offering costs.....................................                              3,625,000       36,250
Conversion of Series A Preferred Stock......................    (707,500)    (7,075)      5,872,250       58,723
Unearned compensation expense...............................
Amortization of unearned compensation expense...............
Net loss....................................................
                                                                --------     -------     ----------     --------
Balance, December 31, 1996..................................     100,000      1,000      15,669,101      156,691
Exercise of stock options...................................                                133,630        1,336
Exercise of warrants........................................                                 48,970          490
Conversion of Series B Preferred Stock......................    (100,000)    (1,000)        100,000        1,000
Unearned compensation expense...............................
Amortization of unearned compensation expense...............
Net loss....................................................
                                                                --------     -------     ----------     --------
Balance, December 31, 1997..................................           0     $    0      15,951,701     $159,517
                                                                --------     -------     ----------     --------
                                                                --------     -------     ----------     --------

        The accompanying notes are an integral part of these statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY -- (CONTINUED)
                      FROM INCEPTION TO DECEMBER 31, 1997

                                                                                                   DEFICIT
                                                                                                 ACCUMULATED
                                                                ADDITIONAL        UNEARNED        DURING THE          TOTAL
                                                                  PAID IN       COMPENSATION     DEVELOPMENT      STOCKHOLDERS'
                                                                  CAPITAL         EXPENSE           STAGE             EQUITY
                                                                -----------     ------------     ------------     --------------
Issuance of Common Stock, January 1992, $.10 per share......    $   451,583                                        $    500,000
Issuance of Common Stock for technology, January 1992, $.10
  per share.................................................         90,317                                             100,000
Net loss....................................................                                     $  (385,434)          (385,434)
                                                                -----------     ------------     ------------     --------------
Balance, December 31, 1992..................................        541,900                         (385,434)           214,566
Capital contributions, including $25,000 of technology......        150,000                                             150,000
Net loss....................................................                                        (256,640)          (256,640)
                                                                -----------     ------------     ------------     --------------
Balance, December 31, 1993..................................        691,900                         (642,074)           107,926
Issuance of Series A Preferred Stock, May through August
  1994, $10.00 per share, net of offering costs.............      6,602,015                                           6,609,015
Issuance of Series A Preferred Stock for services, May 1994,
  $10.00 per share..........................................         24,975                                              25,000
Exercise of stock options...................................             46                                                  50
Net loss....................................................                                      (1,123,686)        (1,123,686)
                                                                -----------     ------------     ------------     --------------
Balance, December 31, 1994..................................      7,318,936                       (1,765,760)         5,618,305
Exercise of stock options...................................         22,954                                              24,950
Net loss....................................................                                      (2,122,435)        (2,122,435)
                                                                -----------     ------------     ------------     --------------
Balance, December 31, 1995..................................      7,341,890                       (3,888,195)         3,520,820
Exercise of warrants........................................         49,950                                              50,000
Issuance of Series B Preferred Stock under license
  agreement, June 1996, $9.15 per share.....................        914,000                                             915,000
Exercise of stock options...................................         17,851                                              19,469
Issuance of Common Stock, October 1996, $14.00 per share,
  net of offering costs.....................................     46,349,520                                          46,385,770
Conversion of Series A Preferred Stock......................        (51,648)
Unearned compensation expense...............................      1,280,840     $(1,280,840)
Amortization of unearned compensation expense...............                        424,690                             424,690
Net loss....................................................                                      (3,087,478)        (3,087,478)
                                                                -----------     ------------     ------------     --------------
Balance, December 31, 1996..................................     55,902,403        (856,150)      (6,975,673)        48,228,271
Exercise of stock options...................................         14,764                                              16,100
Exercise of warrants........................................         58,511                                              59,001
Conversion of Series B Preferred Stock......................
Unearned compensation expense...............................        175,826        (175,826)
Amortization of unearned compensation expense...............                        278,269                             278,269
Net loss....................................................                                      (8,822,554)        (8,822,554)
                                                                -----------     ------------     ------------     --------------
                                                                $56,151,504     $  (753,707)    $(15,798,227)      $ 39,759,087
                                                                -----------     ------------     ------------     --------------
                                                                -----------     ------------     ------------     --------------

        The accompanying notes are an integral part of these statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

     Algos Pharmaceutical Corporation (the 'Company'), is engaged primarily in the development of proprietary pain management pharmaceuticals. Since its formation in January 1992, the Company has devoted a substantial portion of its efforts to developing products, licensing technology, filing regulatory applications and raising capital. The Company is subject to a number of risks common to companies in similar stages of development including, but not limited to, the lack of assurance of successful product development and regulatory approval, the absence of manufacturing, marketing and distribution capabilities, the risk of technological obsolescence, changes in pricing and customer demand and the ability to obtain future financing.

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

DEVELOPMENT STAGE ENTERPRISE

     The accompanying statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 7, 'Accounting and Reporting by Development Stage Enterprises.'

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

     The Company considers money market securities with maturities of three months or less, when purchased, to be cash equivalents. A bank certificate of deposit that serves as collateral for an irrevocable letter of credit required by the terms of the Company's March 1997 lease agreement is included in restricted cash.

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

REVENUE

     License fees are recognized as revenue when contract milestones are attained or when otherwise earned in accordance with the terms of the underlying agreements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

INCOME TAXES

     The Company accounts for income taxes under the provisions of SFAS No. 109, 'Accounting for Income Taxes.' SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.

LOSS PER SHARE

     The Company has adopted SFAS No. 128, 'Earnings Per Share', for the calculation and presentation of net loss per common share. SFAS No. 128 requires the presentation of basic and diluted per share amounts on a retroactive basis for all periods presented. Basic per share amounts are calculated by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted per share amounts are calculated by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding plus dilutive common share equivalents. Since the Company incurred losses in all periods presented, options and warrants to purchase 935,825, 1,049,165, and 1,028,405 shares of common stock that were outstanding at December 31, 1995, 1996, and 1997, respectively, 702,500 shares of Series A Convertible Preferred Stock that were outstanding at December 31, 1995 and 100,000 shares of Convertible Series B Preferred Stock that were outstanding at December 31, 1996 were not included in diluted per share calculations, as their effect would be antidilutive.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, 'Reporting Comprehensive Income', which establishes standards for determining and reporting comprehensive income and its components. Comprehensive income represents the change in net assets of a business enterprise as a result of nonowner transactions. The Company will adopt SFAS No. 130 in the first quarter of 1998.

     The FASB has also issued SFAS No. 131, 'Disclosure about Segments of an Enterprise and Related Information', and SFAS No. 132, 'Employers' Disclosures about Pensions and Other Postretirement Benefits', which are effective in 1998. These standards are not expected to have a significant impact on the Company's financial statements.

3. MARKETABLE SECURITIES

     Marketable securities at December 31, 1997 include the following debt securities:

                                                                                      ESTIMATED
                                                                       AMORTIZED         FAIR          UNREALIZED
                                                                         COST        MARKET VALUE    GAINS (LOSSES)
                                                                      -----------    ------------    --------------
U.S. Treasury and federal agency debt securities...................   $20,926,939     $20,958,130        $31,191

     The securities are classified as held-to-maturity securities and are stated at their amortized cost. Noncurrent marketable securities have maturities in excess of one year and less than two years.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

4. PROPERTY AND EQUIPMENT, NET

     Property and equipment consist of the following:

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1996        1997
                                                                         --------    --------
Office furniture and equipment........................................   $111,042    $152,727
Computer equipment....................................................     86,937     156,284
                                                                         --------    --------
                                                                          197,979     309,011
Less accumulated depreciation.........................................    111,297     162,683
                                                                         --------    --------
                                                                         $ 86,682    $146,328
                                                                         --------    --------
                                                                         --------    --------

5. OTHER CURRENT LIABILITIES

     Other current liabilities consist of the following:

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1996        1997
                                                                         --------    --------
Accrued compensation..................................................   $214,750    $346,797
Accrued research expenses.............................................    302,036     392,618
                                                                         --------    --------
                                                                         $516,786    $739,415
                                                                         --------    --------
                                                                         --------    --------

6. INCOME TAXES

     At December 31, 1997, the Company had available net operating loss carryforwards and research and development credits for federal income tax purposes of approximately $12,900,000 and $562,000, respectively, which expire in the years 2009 through 2012. At December 31, 1997, the Company had available net operating loss carryforwards and research and development credits for state income tax purposes of approximately $13,000,000 and $425,000, respectively, which expire in the years 1999 through 2004. The use of federal net operating loss and credit carryforwards may be subject to limitations under section 382 of the Internal Revenue Code pertaining to changes in stock ownership. Due to the uncertainty of their realization, a full valuation allowance has been established for the potential income tax benefit of net operating loss and credit carryforwards and temporary differences. The increase in the valuation allowance amounted to $906,300, $1,122,200 and $4,745,000 in 1995, 1996, and
1997, respectively. Deferred tax assets (liabilities) for federal and state income taxes consist of the following:

                                                                          DECEMBER 31,
                                                                   --------------------------
                                                                      1996           1997
                                                                   -----------    -----------
Net operating loss carryforwards................................   $ 1,776,900    $ 5,612,200
Research and development tax credits............................       149,100        987,600
License costs...................................................       355,300        360,700
Accrued liabilities and other...................................       147,400        211,700
Depreciation and amortization...................................         5,900          7,400
                                                                   -----------    -----------
Total deferred tax assets.......................................     2,434,600      7,179,600
Valuation allowance.............................................    (2,434,600)    (7,179,600)
                                                                   -----------    -----------
Net deferred tax assets.........................................   $         0    $         0
                                                                   -----------    -----------
                                                                   -----------    -----------

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

7. COMMITMENTS

LICENSING AGREEMENTS

     The Company has a license agreement with a university for certain pain management technology which requires the Company to pay royalties equal to 4% of sales of licensed products. If the Company enters into sublicensing agreements for a covered product, the Company will pay the university 50% of royalty payments received from such sublicensees' net sales for each year until the payments total $500,000 for such year, 33% until the payments total an additional $500,000 for such year and 25% thereafter.

LEASES

     Rent expense for the Company's office facilities amounted to $21,841, $22,475 and $58,275 for the years ended December 31, 1995, 1996, and 1997 respectively and $126,199 cumulatively from the date of inception.

     The Company's current lease agreement expires in April 1998 at which time it intends to relocate its executive office. In March 1997, the Company entered into a ten-year operating lease agreement for a building consisting of approximately 21,000 square feet of office space expected to be completed in April 1998. Effective upon completion of the building, minimum annual lease payments under the lease will amount to approximately $269,000 per year for the first five years and aggregate approximately $1.6 million in the second five-year period. The agreement provides the Company with an option to extend the lease term for an additional five-year period and an option to purchase the building during the fourth or fifth year of the initial lease term.

RESEARCH CONTRACTS

     The Company routinely contracts with universities, medical centers, contract research organizations and other institutions for the conduct of research and clinical studies on the Company's behalf. These agreements are generally for the duration of the contracted study and contain provisions that allow the Company to terminate the study prior to its completion.

8. SIGNIFICANT AGREEMENTS

     In June 1996, the Company entered into a license agreement with McNeil Consumer Products Company, an affiliate of Johnson & Johnson, which provides McNeil with exclusive worldwide marketing rights to certain of the Company's products under development. The Company received payments of $2,000,000 and $1,000,000 in 1996 and 1997 respectively and may receive additional payments based on the achievement of certain milestones. McNeil will be responsible for substantially all of the remaining development costs of its licensed provides. In addition, the Company will receive royalties based on sales of licensed products, if any. The agreement may be terminated by McNeil upon 60 days notice.

     In December 1996, the Company entered into a development and marketing collaboration and license agreement with Interneuron Pharmaceuticals, Inc. for the development and commercialization of a product to treat acute migraine headache. The agreement grants to Interneuron rights, co-exclusive with Algos, to use Algos patents and know-how to manufacture and market the product. After an initial stage of development in which it is expected that Interneuron's development costs will exceed those of Algos, the agreement provides that the companies will generally share equally the remaining development costs, including pre-clinical studies, clinical trials, and regulatory activities, and similarly share in marketing and profits of the resulting product, if any. After the initial stage of development, the agreement may be terminated by either Company with the terminating party retaining an interest in a

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

resulting product, either in the form of a royalty on sales or the repayment of certain of its development costs.

     In 1996, the Company contributed certain intangible assets having no book value to a newly formed company, U.S. Dermatologics, Inc. (formerly PharmaDyn, Inc.), and received preferred stock with an aggregate stated value and liquidation preference of $2,800,000, and all of the transferee's common stock. The common stock was subsequently distributed to the Company's stockholders, warrant holders and certain of its employees. The preferred stock provides for an annual cumulative dividend of 30%, which may be paid in the form of cash or common stock, and a share of other earnings. The preferred stock may be redeemed for the stated value plus accrued dividends at any time at the transferee's option or at the Company's option at the end of two years. The Company entered into a Services Agreement with U.S. Dermatologics, Inc. to provide certain consulting and administrative services for a transitional period. The Agreement expires in June 1998. The Company's charges for services provided through December 31, 1997 amount to approximately $180,000 and are due in 1998. The Company recorded no gain or recovery in connection with the transactions as management believes that at the present time realization is not assured.

9. STOCKHOLDERS' EQUITY

     The Company is authorized to issue 10,000,000 shares of $.01 par value per share preferred stock with rights, preferences and limitations determined by the Board of Directors of the Company, 100,000 of which have been designated Series B.

     In 1994, the Company issued 702,500 shares of convertible Series A Preferred Stock and certain selling agents received warrants to purchase an aggregate of 40,750 shares of convertible Series A Preferred Stock. In connection with the Company's 1996 initial public offering of Common Stock, all outstanding shares of convertible Series A Preferred Stock were converted to Common Stock and warrants were converted to Common Stock warrants at a rate of
8.30 common shares for each Series A Preferred Share or warrant. As of December 31, 1996 and 1997, warrants to purchase 296,725 and 247,755 shares of common stock were outstanding and exercisable, respectively, at an exercise price of $1.20 per share. The warrants expire in 2001.

     In 1996, the Company issued 100,000 shares of convertible Series B Preferred Stock in connection with an amendment to a license agreement with a university and recorded an administrative expense of $915,000. In 1997, all shares of convertible Series B Preferred Stock were converted by the holders to Common Stock at a rate of 1.0 common shares for each Series B Preferred Share.

10. OTHER RELATED PARTY TRANSACTIONS

     Certain directors and shareholders of the Company have been associated with law firms that rendered various legal services to the Company. The Company recorded charges of approximately $16,000, $443,000, and $165,000 in 1995, 1996, and 1997 respectively, and $790,000 from the date of inception, for these services, including services rendered in connection with issuances of stock. As of December 31, 1996 and 1997, $4,500 and $0 of these charges were unpaid, respectively.

11. STOCK OPTION PLANS

     The 1996 Stock Option Plan permits the grant of non-qualified stock options and incentive stock options to purchase shares of Common Stock covering 415,000 authorized but unissued or reacquired shares of Common Stock. Unless sooner terminated by the Board of Directors, the 1996 Stock Option Plan will expire on January 31, 2006. The Compensation Committee of the Board of Directors has the authority to select the persons to whom grants are to be made, to designate the number of shares of Common Stock to be covered by such grants, to determine the exercise price of options, to establish the

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

vesting period of options, and to take all other actions for the administration of the 1996 Stock Option Plan. The 1996 Stock Option Plan permits the payment of the option exercise price to be made in cash or by delivery of shares of Common Stock valued at their fair market value on the date of exercise or delivery of other property, or by a recourse promissory note payable to the Company, or by a combination of the foregoing. The Company's Board of Directors has authorized an increase of 800,000 in the number of shares available under the 1996 Stock Option Plan subject to shareholder approval.

     The 1996 Non-Employee Director Stock Option Plan (the Director Plan) covers 83,000 authorized but unissued or reacquired shares of Common Stock and is intended to assist the Company in attracting and retaining qualified non-employee directors. The Director Plan is administered by the Board of Directors and provides for automatic grants of non-qualified stock options to purchase 10,000 shares of Common Stock to each non-employee director at the time of appointment or Election to the Board of Directors. The exercise price of the options shall be the fair market value of a share of Common Stock on the date of grant. Each option shall generally become exercisable in cumulative annual installments of one-third on each of the first three annual meetings of the Company's stockholders following the date of grant so long as the non-employee director continues to serve as a director of the Company. In addition, each non-employee director shall be granted an option to purchase 5,000 shares of Common Stock on an annual basis. Unless sooner terminated by the Board of Directors, the Director Plan will expire in 2006.

     In 1994, 1995 and 1996, the Company also granted options under prior plans.

     A summary of the status of the Company's stock option plans as of December 31, 1995, 1996, and 1997 and changes in the years then ended is as follows:

                                                           1995                  1996                  1997
                                                    -------------------   -------------------   -------------------
                                                               WEIGHTED              WEIGHTED              WEIGHTED
                                                               AVERAGE               AVERAGE               AVERAGE
                                                               EXERCISE              EXERCISE              EXERCISE
                                                     SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                                    --------   --------   --------   --------   --------   --------
Outstanding at beginning of year..................   772,315     $0.13     597,600     $0.13     752,440    $ 1.39
Granted...........................................    24,900     $0.12     316,690     $3.13     166,500    $16.62
Exercised.........................................  (199,615)    $0.13    (161,850)    $0.12    (133,630)   $ 0.12
Cancelled.........................................                                                (4,660)   $ 4.21
                                                    --------   --------   --------   --------   --------   --------
Outstanding at end of year........................   597,600     $0.13     752,440     $1.39     780,650    $ 4.81
                                                    --------              --------              --------
                                                    --------              --------              --------
Options exercisable at end of year................   215,800               343,530               503,216
Weighted average fair value of options granted
  during the year:
     Exercise price equal to market value of
       stock......................................  $   0.01                 $4.30                $11.13
     Exercise price greater than market value of
       stock......................................
     Exercise price less than market value of
       stock......................................                          $ 4.60

     The fair value of each option grant is estimated using the Black-Scholes option pricing model for grants after the Company's October 1996 initial public offering of Common Stock and a minimum value method for prior grants. The following weighted-average assumptions were used for grants in 1995, 1996, and 1997 respectively: no dividend yield for all years, risk-free interest rates of 6.0%, 6.2%, and 6.3%, expected lives of 1.0, 3.9, and 5.0 and expected volatility of 55% in 1996 and 60% in 1997.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of stock options outstanding as of December 31, 1997 is as follows:

                                                                         OUTSTANDING                 EXERCISABLE
                                                               --------------------------------   ------------------
                                                                          WEIGHTED
                                                                           AVERAGE     WEIGHTED             WEIGHTED
                                                                          REMAINING    AVERAGE              AVERAGE
                                                                         CONTRACTUAL   EXERCISE             EXERCISE
                  RANGE OF EXERCISE PRICES                     NUMBER       LIFE        PRICE     NUMBER     PRICE
-------------------------------------------------------------  -------   -----------   --------   -------   --------
$ 0.12 - $ 0.13..............................................  543,650       2.9        $ 0.13    435,750    $ 0.13
$10.00 - $15.00..............................................  158,500       8.0        $14.11     50,866    $13.48
$15.01 - $20.00..............................................   67,000       6.6        $17.10     16,500    $17.11
$20.01 - $30.00..............................................   11,500       8.1        $26.50        100    $29.56
                                                               -------                            -------
                                                               780,650       4.3        $ 4.81    503,216    $ 2.04
                                                               -------                            -------
                                                               -------                            -------

     The Company records compensation expense for stock option grants in accordance with APB No. 25, 'Accounting for Stock Issued to Employees.' Had the Company elected to record compensation for stock option grants in accordance with SFAS No. 123, 'Accounting for Stock-Based Compensation', the Company's pro forma net income and earnings per share amounts would be as follows:

                                                       1995           1996           1997
                                                    -----------    -----------    -----------
Net loss.........................................   ($2,122,610)   ($3,118,334)   ($9,480,118)
Net loss per common share, basic and diluted.....     ($0.35)        ($0.37)        ($0.60)

     Pro forma amounts reflect options granted after 1994 and are not likely to be representative of amounts in future years, as additional options are awarded and vested.

12. SUBSEQUENT EVENT -- EMPLOYMENT AGREEMENT

     In 1998, the Company's employment agreement with its President was extended through the year 2000. The Company's minimum obligation for base salaries under employment agreements with officers amounts to approximately $1.2 million.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     Exhibits:

EXHIBIT
  NO.                                                        TITLE
--------  ------------------------------------------------------------------------------------------------------------
  3.1     -- Form of Amended and Restated Certificate of Incorporation of Algos Pharmaceutical Corporation(1)
  3.2     -- Form of Amended and Restated By-laws of Algos Pharmaceutical Corporation(1)
  4.1     -- Form of Stock Certificate of Common Stock(1)
  5.1     -- Opinion of Latham & Watkins as to the validity of the Common Stock(1)
 10.1.1   -- Employment Agreement with Respect to John W. Lyle
 10.1.3   -- Employment Agreement with Respect to Frank S. Caruso(1)
 10.2.1   -- 1994 Stock Option Plan(1)
 10.2.2   -- Form of 1996 Stock Option Plan(1)
 10.2.3   -- Form of 1996 Non-Employee Director Stock Option Plan(2)
 10.3.1   -- Algos Pharmaceutical Corporation Stockholders' Agreement(1)
 10.4.1   -- License Agreement with The Medical College of Virginia(1)'D''D'
 10.4.2   -- License Agreement with McNeil(1)'D''D'
 10.4.3   -- Registration Rights Agreement with The Medical College of Virginia(1)
 10.5     -- Lease Agreement with Commercial Realty & Resources Corp.(3)
 21       -- Subsidiaries of the Registrant(1)
 23       -- Consent of Coopers & Lybrand L.L.P.
 27.1     -- Financial Data Schedule, December 31, 1997
 27.2     -- Financial Data Schedule, December 31, 1996, with Historical EPS
 27.3     -- Financial Data Schedule, September 30, 1996, with Historical EPS
 27.4     -- Financial Data Schedule, December 31, 1995 and June 30, 1995, with Historical EPS
 99       -- Risk Factors

------------

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

                                          ALGOS PHARMACEUTICAL CORPORATION

                                          By:          /S/ JOHN W. LYLE
                                               .................................
                                                        JOHN W. LYLE
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                           OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   NAME                                        TITLE                              DATE
------------------------------------------  --------------------------------------------   -------------------
             /S/ JOHN W LYLE                President, Chief Executive Officer and           March 30, 1998
 .........................................    Director
               JOHN W. LYLE

          /S/ DONALD G. DRAPKIN             Director                                         March 30, 1998
 .........................................
            DONALD G. DRAPKIN

            /S/ MICHAEL HYATT               Director                                         March 30, 1998
 .........................................
              MICHAEL HYATT

           /S/ ROGER H. KIMMEL              Director                                         March 30, 1998
 .........................................
             ROGER H. KIMMEL

           /S/ JAMES R. LEDLEY              Assistant Secretary and Director                 March 30, 1998
 .........................................
             JAMES R. LEDLEY

           /S/ DIETER A. SULSER             Director                                         March 30, 1998
 .........................................
             DIETER A. SULSER

             /S/ GARY ANTHONY               Chief Financial Officer                          March 30, 1998
 .........................................
               GARY ANTHONY

                          STATEMENT OF DIFFERENCES
                          ------------------------

  The trademark symbol shall be expressed as............................  'tm'
  The registered trademark symbol shall be expressed as.................   'r'
  The dagger symbol shall be expressed as...............................   'D'