Form 10-Q
period 1998-03-31
ALGOS PHARMACEUTICAL CORP
filed 1998-05-15
CIK 924862

                                 SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C. 20549

                                              FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED              March 31, 1998

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

              1333 Campus Parkway, Neptune, New Jersey, 07753-6804
                    (Address of principal executive offices)

                                  732-938-5959
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No ____

The aggregate number of shares of the Registrant's common stock outstanding on April 13, 1998 was 15,999,551.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                    December 31     March 31
                                                                        1997          1998
                                                                        ----          ----
ASSETS

Current assets:

    Cash and cash equivalents                                        $20,246,152   $10,220,788
    Marketable securities, current                                    17,922,359    27,985,589
    Interest receivable                                                  484,789       412,013
    Prepaid expenses and other current assets                            315,679       300,856
                                                                    ------------- -------------
        Total current assets                                          38,968,979    38,919,246

Marketable securities, noncurrent                                      3,004,580
Restricted cash                                                          150,000       150,000
Property and equipment, net                                              146,328       201,014
Other assets                                                              90,591        60,924
                                                                    ------------- -------------
        Total assets                                                 $42,360,478   $39,331,184
                                                                    ============= =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $ 1,861,976   $ 2,336,231
    Other current liabilities                                            739,415       418,450
                                                                    ------------- -------------
        Total current liabilities                                      2,601,391     2,754,681
                                                                    ------------- -------------
Commitments
Stockholders' equity:

    Common stock, $.01 par value, 50,000,000 shares
         authorized, 15,951,701 and 15,999,551 shares issued
         and outstanding, respectively                                   159,517       159,996
    Additional paid-in-capital                                        56,151,504    56,464,151
    Unearned compensation expense                                       (753,707)     (851,615)
    Deficit accumulated during the development stage                 (15,798,227)  (19,196,029)
                                                                    ------------- -------------
        Total stockholders' equity                                    39,759,087    36,576,503
                                                                    ------------- -------------
        Total liabilities and stockholders' equity                   $42,360,478   $39,331,184
                                                                    ============= =============

   The accompanying notes are an integral part of these financial statements.

                              ALGOS PHARMACEUTICAL CORPORATION
                              (A DEVELOPMENT STAGE ENTERPRISE)

                                  STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                                                                    Cumulative
                                                        For the three months      from inception
                                                            ended March 31,         to March 31,
                                                      --------------------------
                                                          1997         1998           1998
                                                          ----         ----           ----
 Revenues                                            $        -      $      -      $  3,311,000
                                                     ------------    -----------     -----------

 Operating expenses:
   Research and development                             3,165,360      3,220,459     18,797,090
   General and administrative                             616,736        741,532      7,854,782
                                                       ----------    -----------     ----------
    Total operating expenses                            3,782,096      3,961,991     26,651,872
                                                       ----------    -----------     ----------

Loss from operations                                   (3,782,096)    (3,961,991)   (23,340,872)
Interest income                                           557,318        564,189      4,144,843
                                                      ------------  ------------   ------------
 Net loss                                             $(3,224,778)   $(3,397,802)  $(19,196,029)
                                                      ============  ============   ============

 Net loss per common share, basic and diluted         $     (0.20)   $     (0.21)
                                                      ============  ============
 Weighted average common
   shares outstanding                                  15,780,288     15,955,367
                                                      ============  ============


   The accompanying notes are an integral part of these financiaol statements

                               ALGOS PHARMACEUTICAL CORPORATION
                               (A DEVELOPMENT STAGE ENTERPRISE)

                              CONDENSED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                    For the three months ended      Cumulative from inception to
                                                             March 31,                       March 31,

                                                    ----------------------------
                                                        1997           1998                   1998
                                                        ----           ----                   ----

Cash flows from operating activities           $ (2,507,672)       $ (3,011,963)           $(15,248,780)
Cash flows from investing activities:
    Investment in marketable securities         (14,739,426)        (15,035,672)            (52,849,120
    Redemption of marketable securities                               7,968,575              24,784,647
    Purchases of property and equipment              (1,532)            (69,430)               (378,441)
                                              -------------        -------------          ---------------
    Net cash used in investing activities       (14,740,958)         (7,136,527)            (28,442,914)
                                              -------------        -------------          ---------------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock                                                 6,659,015
    Proceeds from issuance of common stock           31,000             123,126              47,253,466

                                              -------------        -------------          ---------------
    Net cash provided by financing activities        31,000             123,126              53,912,481
                                              -------------        -------------          ---------------

Net increase (decrease) in cash and cash
equivalents                                     (17,217,630)        (10,025,364)             10,220,788

Cash and cash equivalents, beginning of period   48,575,719          20,246,152                     -
                                              -------------        -------------          ---------------
Cash and cash equivalents, end of period        $31,358,089         $10,220,788             $10,220,788
                                              =============        =============          ===============

   The accompanying notes are an integral part of these financial statements.

                                  ALGOS PHARMACEUTICAL CORPORATION
                                  (A DEVELOPMENT STAGE ENTERPRISE)

                                    NOTES TO FINANCIAL STATEMENTS
                                             (UNAUDITED)




1. BASIS OF PRESENTATION

        The financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and are unaudited. In the opinion of management, the financial statements reflect all adjustments (which consist of normal recurring accruals and adjustments) necessary for a fair statement of the financial position and results of the interim periods presented.

2. ACCOUNTING POLICIES

        In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for determining and reporting comprehensive income and its components. Comprehensive income represents the change in net assets of a business enterprise as a result of nonowner transactions. The adoption of the standard did not have an impact on the Company's financial statements.

3. LOSS PER SHARE

        Since the Company incurred net losses in all periods presented, outstanding options and warrants to purchase an aggregate of 1,015,915 and 1,060,455 shares of Common Stock at March 31, 1997 and 1998, respectively, and 100,000 shares of convertible Series B Preferred Stock which were outstanding at March 31, 1997 were not included in diluted per share calculations, as their effect would be antidilutive.

4. OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following:

                                                           December 31        March 31
                                                               1997             1998

Accrued research expenses                                      $392,618          $325,418
Accrued compensation                                            346,797            93,032
                                                           -------------    --------------
                                                               $739,415          $418,450
                                                           =============    ==============

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

        The Company has incurred losses since its inception and expects to incur losses in the future. The Company expects that its product development expenses will increase as the drugs that the Company currently has under development move into advanced clinical trials and as additional drugs are developed. In January 1998, the Company initiated the filing of a sequential NDA for its most developmentally advanced drug, MorphiDex. Upon completion of an NDA, the Company may incur significant costs associated with the possible commercialization of MorphiDex prior to the first commercial sale of the product, including inventory, the establishment of a sales force, initial promotional activities and other administrative expenses.

Results of Operations

Three months ended March 31, 1997 and 1998

Research and development:

        In the three months ended March 31, 1998, research and development expenses were $3.2 million, an increase of approximately $55,000 or 2%, from 1997. In 1998, expenses increased due to large-scale, advanced clinical trials of MorphiDex and the expansion of the Company's development staff since the first quarter of the prior year. The effect of these increases was largely offset by reduced expenses related to bioavailability studies and the costs of manufacturing small-scale regulatory test batches of MorphiDex, which occurred in the first quarter of 1997.

General and administrative:

        In the three months ended March 31, 1998, general and administrative expenses were $741,000, an increase of $125,000 or 20%, from 1997. Increases related to the general expansion of the Company's business, including preliminary activities related to possible future commercialization of products, were offset by lower professional fees.

Interest income:

        Interest income increased 1% in the three months ended March 31, 1998 to $564,000. The effect of lower average cash and securities balances was offset by higher rates of return on invested funds.

Liquidity and Capital Resources

        As a result of its drug development efforts, the Company has experienced net cash outflows from operations since its inception in 1992. In the three months ended March 31, 1998, cash outflows from operations amounted to approximately $3.0 million compared to $2.5 million in the first quarter of 1997, primarily as a result of its increased development spending on MorphiDex.

        The Company has entered into several research and development commitments, primarily related to its development of MorphiDex and HydrocoDex. The Company expects that its product development expenses will increase as the drugs that the Company currently has under development move into advanced clinical trials and as additional drugs are developed. In addition, the Company will incur increased expenses as a result of the planned expansion of its research and development staff, including the cost of relocating to larger office facilities.

        The Company's funding requirements will depend on a number of factors including the results of its development efforts, the timing and costs of obtaining required regulatory approvals, the development of competing technologies, the amount of resources required for the establishment of marketing and distribution capabilities, the execution of licensing or other collaborative research agreements on terms acceptable to the Company, and the cost of prosecuting and defending patents. The Company currently expects that its cash and equivalents at March 31, 1998 will be sufficient to fund its operations for the development of products currently in clinical trials, based upon the Company's currently anticipated schedule of clinical trials. If, however, additional trials are necessary or advisable or if additional products are developed, the Company may require additional funds to complete such trials and, in the event that revenue and income from successful product introductions or other internally generated funds are insufficient for such efforts, the Company will need to raise additional funds by incurring debt, issuing additional equity or through collaborative or license arrangements.

        This Management's Discussion and Analysis of Financial condition and Results of Operations contains "forward-looking" statements, within the meaning of Section 27A of Securities Act of 1993, as amended and Section 21E of the Securities Exchange Act of 1934, that are based on management's beliefs and assumptions, current expectations, estimates and projections. Statements that are not historical facts, including statements which are preceded by, followed by, or that include the words "believes;" "anticipates;' "plans;" "expects;" or similar expressions and statements about the Company's development schedule and future use of funds are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. The reader should not rely on any forward-looking statement. The Company undertakes no obligations to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

                                     PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

Exhibit
   No.                                            Title
------     -------------------------------------------------------------------------------------
    3.1    Form of Amended and Restated Certificate of Incorporation of Algos Pharmaceutical
           Corporation(1)
    3.2    Form of Amended and Restated By-laws of Algos Pharmaceutical
           Corporation(1)
    4.1    Form of Stock Certificate of Common Stock(1)
    5.1    Opinion of Latham & Watkins as to the validity of the Common Stock(1)
   10.1.1  Employment Agreement with Respect to John W. Lyle(4)
   10.1.3  Employment Agreement with Respect to Frank S. Caruso(1)
   10.2.1  1994 Stock Option Plan(1)
   10.2.2  Form of 1996 Stock Option Plan(1)
   10.2.3  Form of 1996 Non-Employee Director Stock Option Plan(2)
   10.3.1  Algos Pharmaceutical Corporation Stockholders' Agreement(1)
   10.4.1  License Agreement with The Medical College of Virginia(1) 'D''D'
   10.4.2  License Agreement with McNeil(1) 'D''D'
   10.4.3  Registration Rights Agreement with The Medical College of Virginia(1)
   10.5    Lease Agreement with Commercial Realty & Resources Corp.(3)
   21      Subsidiaries of the Registrant(1)
   27      Financial Data Schedule
   99      Risk Factors(4)

(1) Incorporated by reference to the Registrant's registration statement on Form S-1 declared effective on September 25, 1996.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

'D''D' Portions of this Exhibit have received confidential treatment pursuant to Rule 406(b) under the Securities Act.

Reports on Form 8K:

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ALGOS PHARMACEUTICAL CORPORATION

Date  May 15, 1998                  /s/ John W. Lyle
     __________________             ________________________________________
                                    John W. Lyle
                                    President and Chief Executive Officer

Date  May 15, 1998                  /s/ Gary R. Anthony
    ___________________             ________________________________________
                                    Gary R. Anthony
                                    Chief Financial Officer and Principal
                                    Accounting Officer

                           STATEMENT OF DIFFERENCES

The dagger symbol shall be expressed as...........................'D'