Form 10-Q
period 1998-06-30
ALGOS PHARMACEUTICAL CORP
filed 1998-08-14
CIK 924862

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED               June 30, 1998

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

              1333 Campus Parkway, Neptune, New Jersey, 07753-6815
                    (Address of principal executive offices)

                                  732-938-5959
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No ____

The aggregate number of shares of the Registrant's common stock outstanding on August 3, 1998 was 16,016,649

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEEETS
                                   (UNAUDITED)

                                                                    December 31,             June 30,
                                                                       1997                    1998
                                                                       ----                    ----
ASSETS
Current Assets:
    Cash and cash equivalents                                      $ 20,246,152            $    308,127
    Marketable securities, current                                   17,922,359              29,989,167
    Interest receivable                                                 484,789                 680,445
    Prepaid expenses                                                    315,679                 225,011
                                                                   ------------            ------------
       Total current assets                                          38,968,979              31,202,750
Marketable securities, noncurrent                                     3,004,580               4,000,000
Restricted cash                                                         150,000                 150,000
Property and equipment, net                                             146,328               1,021,119
Other assets                                                             90,591                  30,582
                                                                   ------------            ------------
       Total assets                                                $ 42,360,478            $ 36,404,451
                                                                   ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $  1,861,976            $  3,749,039
   Other current liabilities                                            739,415                 349,305
                                                                   ------------            ------------
        Total current liabilities                                     2,601,391               4,098,344
                                                                   ------------            ------------
Commitments
Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 shares
     authorized, 15,951,701 and 15,999,551 shares
     outstanding as of December 31, 1997 and June 30,
     1998, respectively                                                 159,517                  159,996
   Additional paid-in-capital                                        56,151,504               56,645,431
   Unearned compensation expense                                       (753,707)                (921,041)
   Deficit accumulated during the development stage                 (15,798,227)             (23,578,279)
                                                                   ------------             ------------
     Total stockholders' equity                                      39,759,087               32,306,107
                                                                   ============             ============
     Total liabilities and stockholders' equity                    $ 42,360,478             $ 36,404,451
                                                                   ============             ============





   The accompanying notes are an integral part of these financial statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        For the three months ended           For the six months ended           Cumulative
                                                 June 30,                            June 30,                  from inception
                                        --------------------------           ------------------------            to June 30,
                                         1997               1998              1997              1998                1998
                                         ----               ----              ----              ----                ----
 Revenues                             $     --            $    --          $     --          $      --        $   3,311,000

 Operating expenses:

   Research and development               1,968,683          3,783,018         5,134,043         7,003,478        22,580,109
   General and administrative               617,594          1,114,847         1,234,331         1,856,379         8,969,629
                                   -----------------  ----------------- ----------------- ----------------- -----------------
    Total operating expenses              2,586,277          4,897,865         6,368,374         8,859,857        31,549,738
                                   -----------------  ----------------- ----------------- ----------------- -----------------

Loss from operations                     (2,586,277)        (4,897,865)       (6,368,374)       (8,859,857)      (28,238,738)
Interest income                             655,544            515,615         1,212,862         1,079,804         4,660,458
                                   -----------------  ----------------- ----------------- ----------------- -----------------
 Net loss                              $ (1,930,733)       $(4,382,250)     $ (5,155,512)     $ (7,780,053)    $ (23,578,280)
                                   =================  ================= ================= ================= =================


Net loss per common share,
   basic and diluted                  $      (0.12)      $      (0.27)    $       (0.33)     $      (0.49)
Weighted average common
   shares outstanding                   15,818,662         15,999,551        15,799,475        15,977,459







   The accompanying notes are an integral part of these financial statements.

                           ALGOS PHARMACEUTICAL CORPORATION

                           (A DEVELOPMENT STAGE ENTERPRISE)

                          CONDENSED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)

                                                                                               Cumulative
                                                                                                  from
                                                          For the six months ended            inception to
                                                                 June 30,                       June 30,
                                                           1997              1998                1998
                                                     ----------------   ---------------     --------------
Cash flows from operating activities                   $ (4,400,086)      $ (6,079,205)      $(18,316,022)

Cash flows from investing activities:
   Purchases of marketable securities                   (30,813,025)       (13,063,945)       (60,877,393)
   Redemption of marketable securities                                                         26,816,072
   Purchases of property and equipment                      (81,596)          (918,000)        (1,227,011)
                                                     -----------------  ----------------    ---------------
   Net cash used in investing activities                (30,894,621)       (13,981,945)       (35,288,332)
                                                     -----------------  ----------------    ---------------

Cash flows from financing activities:
   Proceeds from issuance of preferred stock                                                    6,659,015
   Proceeds from issuance of common stock                    73,601            123,125         47,253,465
                                                     -----------------  ----------------    ---------------
   Net cash provided by financing activities                 73,601            123,125         53,912,480
                                                     -----------------  ----------------    ---------------

Net increase (decrease) in cash and cash
equivalents                                             (35,221,106)       (19,938,025)           308,127
Cash and cash equivalents, beginning of period           48,575,719         20,246,152               --
                                                     -----------------  ----------------    ---------------
Cash and cash equivalents, end of period               $ 13,354,613       $    308,127        $   308,127
                                                     =================  ================    ===============







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

3. LOSS PER SHARE

         Since the Company incurred net losses in all periods presented, outstanding options and warrants to purchase an aggregate of 1,020,642 and 1,270,415 shares of Common Stock at June 30, 1997 and 1998, respectively, and 100,000 shares of convertible Series B Preferred Stock which were outstanding at June 30, 1997 were not included in diluted per share calculations, as their effect would be antidilutive.

4. PROPERTY AND EQUIPMENT, NET

         Property and equipment, net consist of the following:

                                         December 31,            June 30,
                                             1997                  1998
                                         ------------          -----------
Leasehold improvements                                          $  506,770
Office furniture and equipment            $  152,727               525,714
Computer equipment                           156,284               194,527
                                          ----------            ----------
                                             309,011             1,227,011
Less accumulated depreciation                162,683               205,892
                                          ----------            ----------
                                          $  146,328            $1,021,119
                                          ==========            ==========

5. OTHER CURRENT LIABILITIES

         Other current liabilities consist of the following:

                                        December 31,          June 30,
                                            1997                1998
                                        ------------          --------
Accrued research expenses                 $392,618            $166,273
Accrued compensation                       346,797             183,032
                                          --------            --------
                                          $739,415            $349,305
                                          ========            ========

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


6. COMMITMENTS

         In April 1998, the Company relocated its executive offices and a ten-year operating lease agreement signed in 1997 became effective. Minimum annual lease payments are as follows:

                      1998                        $179,080
                      1999                         268,620
                      2000                         268,620
                      2001                         268,620
                      2002                         268,620
                 Balance of Term                 1,643,300

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

         Algos, a development stage company, is engaged primarily in the development and commercialization of proprietary pharmaceutical products for pain management. Since its formation in January 1992, the Company has devoted a substantial amount of its efforts to licensing technology, recruiting key management and staff, developing products, filing patents and other regulatory applications and raising capital.

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

Results of Operations

Three months ended June 30, 1997 and 1998

Research and development:

         In the three months ended June 30, 1998, research and development expenses were $3.6 million, an increase of approximately $1.6 million or 82%, from 1997. In 1998, expenses increased significantly due to large-scale, advanced clinical trials of MorphiDex. The Company also incurred higher expenses due to increased development activity for HydrocoDex and the expansion of the Company's development staff since the second quarter of the prior year. The effect of these increases was partially offset by reduced expenses in other development programs.

General and administrative:

         In the three months ended June 30, 1998, general and administrative expenses were $1.1 million, an increase of $0.5 million or 81%, from 1997. In 1998, expenses increased due to the general expansion of the Company's business and preliminary activities related to the possible future commercialization of products, including the addition of sales and marketing personnel and the expansion of the Company's administrative offices.

Interest income:

         Interest income decreased 21% in the three months ended June 30, 1998 to $0.5 million due to lower average cash and securities balances compared to the second quarter of the prior year.

Six months ended June 30, 1997 and 1998

Research and development:

         In the six months ended June 30, 1998, research and development expenses were $6.8 million, an increase of approximately $1.7 million or 33%, from 1997. In 1998, expenses increased significantly due to large-scale, advanced clinical trials for MorphiDex and the expansion of the Company's development staff since mid-1997. The effect of these increases was partially offset by reduced expenses related to bioavailability studies and the costs of manufacturing small-scale regulatory test batches of MorphiDex, which occurred in 1997.

General and administrative:

         In the six months ended June 30, 1998, general and administrative expenses were $1.9 million, an increase of $0.6 million or 50%, from 1997. In 1998, expenses increased due to the general expansion of the Company's business and preliminary activities related to the possible future commercialization of products, including the addition of sales and marketing personnel and the expansion of the Company's administrative offices.

Interest income:

         Interest income decreased 11% in the six months ended June 30, 1998 to $1.1 million as a result of lower average cash and securities balances.

Liquidity and Capital Resources

         As a result of its drug development efforts, the Company has experienced net cash outflows from operations since its inception in 1992. In the six months ended June 30, 1998, cash outflows from operations amounted to approximately $6.1 million compared to $4.4 million in the first six months of 1997, primarily as a result of its increased development spending on MorphiDex.

         The Company's future funding requirements will depend on a number of factors, including: the amount of resources required for the establishment of sales and distribution capabilities; promotion and other activities in preparation for the possible commercialization of MorphiDex; the results of its development efforts; the timing and costs of obtaining required regulatory approvals; the commercialization of competing products; the execution of licensing or other collaborative research agreements on terms acceptable to the Company; and the cost of prosecuting and defending patents.

         The Company intends to continue certain ongoing large-scale clinical trials for MorphiDex and has entered into several research and development commitments for HydrocoDex. The Company expects that its product development expenses will continue or increase as clinical trials of MorphiDex continue and other drugs that the Company currently has under development, including HydrocoDex, move into advanced clinical trials and as additional drugs are developed. Additionally, the Company will incur increased expenses resulting from the planned expansion of its research and development staff. The Company currently expects that its cash and marketable securities at June 30, 1998 would be sufficient to fund its development activities for approximately two years, based upon the Company's current schedule of clinical trials. If, however, a significant portion of these funds is required in the commercialization of MorphiDex, or if additional trials are necessary or advisable, or if additional products are developed, the Company may require additional funds to complete such trials. In the event that revenue and income from successful product introductions or other internally generated funds are insufficient for such efforts, the Company will need to raise additional funds either by incurring debt, issuing additional equity or through collaborative or license arrangements to ensure continuity of operations. There is no assurance that the Company would be able to obtain such additional financing on terms acceptable to the Company.

YEAR 2000

         The Company believes that its existing financial and operational systems will function adequately with respect to the use of dates in the year 2000 and thereafter. The Company estimates that the costs associated with the Year 2000 issue will not have a material impact on the Company's financial position or operating results. However, there is no assurance that other entities will not have Year 2000 problems that will affect the Company. In addition, the Company may make significant additions to and changes in its existing systems in anticipation of the possible commercialization of products which would affect the Company's exposure to Year 2000 problems. Therefore, the Company's assessment of its Year 2000 issues is not complete.

         This Management's Discussion and Analysis of Financial condition and Results of Operations contains "forward-looking" statements, within the meaning of Section 27A of Securities Act of 1993, as amended and Section 21E of the Securities Exchange Act of 1934, that are based on management's beliefs and assumptions, current expectations, estimates and projections. Statements that are not historical facts, including statements which are preceded by, followed by, or that include the words "believes;" "anticipates;' "plans;" "expects;" or similar expressions and statements about the Company's development schedule and future use of funds are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. The reader should not rely on any forward-looking statement. The Company undertakes no obligations to update any forward-looking statement whether as a result of new information, future events or otherwise. Important factors that may affect future results include, but are not limited to: uncertainty associated with pre-clinical studies and clinical trials and regulatory approval; uncertainty of market acceptance of new products; impact of competitive products and pricing; product development; changes in laws and regulations; customer demand; possible future litigation; and the availability of future financing. Readers should evaluate any statement in light of these important factors. See "Risk Factors".

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of Stockholders of Algos Pharmaceutical Corporation was held on June 9, 1998.

(b) The following Directors nominated by the Company were elected for three-year terms:

      Roger H. Kimmel and Dieter A. Sulser

      John W. Lyle, Donald G. Drapkin, Michael Hyatt and James R. Ledley continue their terms as Director after the meeting.

(c) At the Annual Meeting, stockholders approved the following:

      (i)  Election of Directors:

                              Votes For     Votes Against    Abstain
                              ---------     -------------    -------
         Roger H. Kimmel      12,072,985        2,765           0
         Dieter A. Sulser     12,072,985        2,765           0

      (ii) An increase in the number of shares which may be granted under the Company's 1996 Incentive Stock Option Plan by 800,000 shares.

                              Votes For     Votes Against    Abstain
                              ---------     -------------    -------
                              12,003,286        41,038        31,426

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

Exhibit
  No.                             Title
        ---------------------------------------------------------------------------
3.1     Form of Amended and Restated Certificate of Incorporation
        of Algos Pharmaceutical Corporation(1)
3.2     Form of Amended and Restated By-laws of Algos Pharmaceutical Corporation(1)
4.1     Form of Stock Certificate of Common Stock(1)
5.1     Opinion of Latham & Watkins as to the validity of the Common Stock(1)
10.1.1  Employment Agreement with Respect to John W. Lyle(4)
10.1.3  Employment Agreement with Respect to Frank S. Caruso(1)
10.1.4  Employment Agreement with Respect to Joseph Sardella
10.2.1  1994 Stock Option Plan(1)
10.2.2  Form of 1996 Stock Option Plan(1)
10.2.3  Form of 1996 Non-Employee Director Stock Option Plan(2)
10.3.1  Algos Pharmaceutical Corporation Stockholders' Agreement(1)
10.4.1  License Agreement with The Medical College of Virginia(1)'D''D'
10.4.2  License Agreement with McNeil(1)'D''D'
10.4.3  Registration Rights Agreement with The Medical College of Virginia(1)
10.5    Lease Agreement with Commercial Realty & Resources Corp.(3)
21      Subsidiaries of the Registrant(1)
27      Financial Data Schedule
99      Risk Factors

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

                                        ALGOS PHARMACEUTICAL CORPORATION

Date  August 14, 1998                    /s/ John W. Lyle
    -------------------------           -------------------------------------
                                        John W. Lyle
                                        President and Chief Executive Officer


Date  August 14, 1998                    /s/ Gary R. Anthony
    -------------------------           -------------------------------------
                                        Gary R. Anthony
                                        Chief Financial Officer and Principal
                                        Accounting Officer

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The trademark symbol shall be expressed as............................. 'TM'
 The dagger symbol shall be expressed as................................ 'D'