Form 10-Q
period 1998-09-30
ALGOS PHARMACEUTICAL CORP
filed 1998-11-16
CIK 924862

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED              September 30, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________________ to ____________________

Commission file number     000-28844

                        ALGOS PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)


                Delaware                                                   22-3142274
(State or other jurisdiction of incorporation or             (I.R.S. Employer Identification No.)
              organization)


              1333 Campus Parkway, Neptune, New Jersey, 07753-6815
                    (Address of principal executive offices)

                                  732-938-5959
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ____
                      ---
The aggregate number of shares of the Registrant's common stock outstanding on November 11, 1998 was 17,028,649.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                            December 31      September 30
                                                                                1997              1998
                                                                                ----              ----
ASSETS
Current assets:
     Cash and cash equivalents                                              $ 20,246,152    $  6,303,792
     Marketable securities                                                    17,922,359      19,029,700
     Interest receivable                                                         484,789         341,620
     Prepaid expenses and other current assets                                   315,679         798,632
                                                                            ------------    ------------
         Total current assets                                                 38,968,979      26,473,744

Marketable securities, noncurrent                                              3,004,580       4,000,000
Restricted cash                                                                  150,000         150,000
Property and equipment, net                                                      146,328       1,051,341
Other assets                                                                      90,591             916
                                                                            ------------    ------------
         Total assets                                                       $ 42,360,478    $ 31,676,001
                                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                       $  1,861,976    $  2,805,299
     Other current liabilities                                                   739,415         693,823
                                                                            ------------    ------------
         Total current liabilities                                             2,601,391       3,499,122
                                                                            ------------    ------------
Commitments
Stockholders' equity:
     Common stock, $.01 par value, 50,000,000 shares authorized,
      15,951,701 and 16,028,649 shares issued and outstanding,
      respectively                                                               159,517         160,287
     Additional paid-in-capital                                               56,151,504      56,833,740
     Unearned compensation expense                                              (753,707)       (833,108)
     Deficit accumulated during the development stage                        (15,798,227)    (27,984,040)
                                                                            ------------    ------------
         Total stockholders' equity                                           39,759,087      28,176,879
                                                                            ------------    ------------
         Total liabilities and stockholders' equity                         $ 42,360,478    $ 31,676,001
                                                                            ============    ============




   The accompanying notes are an integral part of these financial statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                            Cumulative from
                                          For the three months ended          For the nine months ended       inception to
                                                 September 30                       September 30              September 30
                                             1997             1998              1997             1998              1998
                                             ----             ----              ----             ----              ----
 Revenues                                $          -     $          -      $          -    $           -    $   3,311,000
                                         -------------    -------------     -------------   --------------   --------------
 Operating expenses:
   Research and development                 2,370,380        3,396,058         7,504,423       10,399,536       25,976,167
   Selling, general and administrative        622,823        1,438,204         1,857,154        3,294,583       10,407,833
                                         -------------    -------------     -------------   --------------   --------------
     Total operating expenses               2,993,203        4,834,262         9,361,577       13,694,119       36,384,000
                                         -------------    -------------     -------------   --------------   --------------

Loss from operations                       (2,993,203)      (4,834,262)       (9,361,577)     (13,694,119)     (33,073,000)
Interest income                               625,167          428,501         1,838,029        1,508,306        5,088,960
                                         -------------    -------------     -------------   --------------   --------------
 Net loss                                $ (2,368,036)    $ (4,405,761)     $ (7,523,548)   $ (12,185,813)   $ (27,984,040)
                                         =============    =============     =============   ==============  ==============
 Net loss per common share,
      basic and diluted                       $ (0.15)         $ (0.28)          $ (0.48)         $ (0.76)

Weighted average common
      shares outstanding, basic and
      diluted                              15,899,597       16,018,284        15,832,849       15,991,067



   The accompanying notes are an integral part of these financial statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 Cumulative
                                                              For the nine months ended        from inception to
                                                                      September 30,              September 30,
                                                                  1997             1998              1998
                                                                  ----             ----              ----
Cash flows from operating activities                          $ (6,326,115)   $ (11,150,111)    $ (23,386,928)
Cash flows from investing activities:
    Purchases of marketable securities                         (48,014,558)     (25,034,720)      (72,848,168)
    Redemption of marketable securities                         13,000,000       22,947,969        49,764,042
    Purchases of property and equipment                           (106,886)      (1,017,223)       (1,326,234)
                                                              -------------   --------------     -------------
    Net cash used in investing activities                      (35,121,444)      (3,103,974)      (24,410,360)
                                                              -------------   --------------     -------------
Cash flows from financing activities:
    Proceeds from issuance of preferred stock                                                       6,659,015
    Proceeds from issuance of common stock                          74,201          311,725        47,442,065
                                                              -------------   --------------     -------------
    Net cash provided by financing activities                       74,201          311,725        54,101,080
                                                              -------------   --------------     -------------

Net increase (decrease) in cash and cash equivalents           (41,373,358)     (13,942,360)        6,303,792
Cash and cash equivalents, beginning of period                  48,575,719       20,246,152                 -
                                                              -------------   --------------     -------------
Cash and cash equivalents, end of period                      $  7,202,361    $   6,303,792     $   6,303,792
                                                              =============   ==============    ==============


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

2. ACCOUNTING POLICIES

         In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for determining and reporting comprehensive income and its components. Comprehensive income represents the change in net assets of a business enterprise as a result of non-owner transactions. The adoption of the standard did not have an impact on the Company's financial statements.

3. LOSS PER SHARE

         Since the Company incurred net losses in all periods presented, outstanding options and warrants to purchase an aggregate of 1,018,737 and 1,399,755 shares of Common Stock at September 30, 1997 and 1998, respectively were not included in diluted per share calculations as their effect would be antidilutive.

4. PROPERTY AND EQUIPMENT, NET

         Property and equipment, net consist of the following:

                                             December 31,      September 30,
                                                 1997               1998
                                            -------------    --------------
Leasehold improvements                                 -         $  515,151
Office furniture and equipment                   152,727            582,903
Computer equipment                               156,284            228,180
                                            -------------    --------------
                                                 309,011          1,326,234
Less accumulated depreciation                    162,683            274,893
                                            -------------    --------------
                                                $146,328         $1,051,341
                                            =============    ==============

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

5. OTHER CURRENT LIABILITIES

         Other current liabilities consist of the following:

                                             December 31,       September 30,
                                                 1997                1998
                                            -------------       ------------
Accrued research expenses                       $392,618           $423,823
Accrued compensation                             346,797            270,000
                                            -------------       ------------
                                                $739,415           $693,823
                                            =============       ============


6. COMMITMENTS

         In April 1998, the Company's ten-year operating lease for its executive offices became effective. Minimum annual lease payments are as follows:

                     1998                           $  179,080
                     1999                              268,620
                     2000                              268,620
                     2001                              268,620
                     2002                              268,620
                     Balance of Term                $1,643,300


7. SUBSEQUENT EVENT

         In November 1998, the Company received $25,000,000 from a private placement of 1,000,000 shares of Common Stock and a warrant to purchase 250,000 shares of Common Stock at an exercise price of $25 per share.
The warrant is exercisable beginning November 9, 1999 and expires November 9, 2003. Algos has agreed to provide certain resale registration rights under the Securities Act of 1933 with respect to the Common Stock sold or issuable under the warrant.

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

         The Company has incurred losses since its inception and expects to incur losses in the future. The Company's product development expenses may increase as additional drugs are developed. In August 1998, the Company filed a New Drug Application for its most developmentally advanced drug, MorphiDex'TM'. The Company may incur significant costs associated with the possible commercialization of MorphiDex'TM' prior to the first commercial sale of the product, including the purchase of inventory, the establishment of a sales force, preparation of promotional plans and materials, additions to and changes in financial and operating systems and other related administrative expenses.

Results of Operations

Three months ended September 30, 1997 and 1998

Research and development:

         In the three months ended September 30, 1998, research and development expenses were $3.4 million, an increase of approximately $1.0 million or 43%, from the comparable 1997 period. The significant increase in 1998 third quarter expenses was primarily attributable to large-scale, advanced clinical trials of MorphiDex'TM'. The Company also incurred higher expenses due to increased development activity for HydrocoDex'TM' and the expansion of the Company's development staff since the 1997 third quarter. The effect of these increases was partially offset by reduced expenses in other development programs.

Selling, general and administrative:

         In the three months ended September 30, 1998, selling, general and administrative expenses were $1.4 million, an increase of $0.8 million or 131%, from the comparable 1997 period. The 1998 third quarter expense increase was primarily attributable to general expansion of the Company's business, additions to management personnel, market research and expenditures related to the possible future commercialization of products such as the addition of sales and marketing personnel and the move to the Company's new administrative offices.

Interest income:

         Interest income decreased 31% in the three months ended September 30, 1998 to $0.4 million due to lower average cash and securities balances compared to the 1997 third quarter.

Nine months ended September 30, 1997 and 1998

Research and development:

         In the nine months ended September 30, 1998, research and development expenses were $10.4 million, an increase of approximately $2.9 million or 39%, from the 1997 nine-month period. The significant increase in the nine-month 1998 expenses was primarily attributable to large-scale, advanced clinical trials for MorphiDex'TM' and the expansion of the Company's development staff. The impact of these increases was partially offset by reduced expenses related to bioavailability studies and the costs of manufacturing small-scale regulatory test batches of MorphiDex'TM', which occurred in 1997.

Selling, general and administrative:

         In the nine months ended September 30, 1998, selling, general and administrative expenses were $3.3 million, an increase of $1.4 million or 77%, from the 1997 nine-month period. The nine-month results included approximately $0.8 million of expenses for pre-marketing and related activities in preparation for the commercialization of MorphiDex'TM'. The company incurred increased general and administrative costs to support the Company's business activities, including the relocation and expansion of the Company's headquarters facilities in April 1998.

Interest income:

         Interest income decreased 18% in the nine months ended September 30, 1998 to $1.5 million as a result of lower average cash and securities balances.

Liquidity and Capital Resources

         As a result of its drug development efforts, the Company has experienced net cash outflows from operations since its inception in 1992. In the nine months ended September 30, 1998, cash outflows from operations amounted to approximately $11.2 million compared to $6.3 million in the first nine months of 1997, primarily as a result of its increased MorphiDex'TM' development spending.

         The Company intends to continue certain ongoing large-scale clinical trials for MorphiDex'TM' and has entered into several research and development commitments for HydrocoDex'TM'. The Company expects to incur continued product development expenses as clinical trials of MorphiDex'TM' continue and other drugs that the Company currently has under development including HydrocoDex'TM', move into advanced clinical trials and as additional drugs are developed and its research and development staff increased. In addition, in August 1998, the Company filed a New Drug Application for its most developmentally advanced drug, MorphiDex'TM'. The Company may incur significant costs associated with the possible commercialization of MorphiDex'TM' prior to the first commercial sale of the product, including the purchase of inventory, the establishment of a sales force, preparation of promotional plans and materials, additions to and changes in financial and operating systems, and other administrative expenses. In November 1998, to provide greater financial flexibility the Company raised $25 million in a private sale of common stock and warrants. The Company expects that its cash and marketable securities will be sufficient to fund its development activities for approximately two years and provide for certain pre-launch activities based upon the Company's current schedule of clinical trials and level of business activities.

         The Company's future funding requirements will depend on a number of factors, including: the amount of resources required for the establishment of sales and distribution capabilities; preparation of promotional plans and materials and other activities in preparation for the possible commercialization of MorphiDex'TM'; the results of its development efforts; the timing and costs of obtaining required regulatory approvals; the commercialization of competing products; the execution of licensing or other collaborative research agreements on terms acceptable to the Company; and the cost of prosecuting and defending patents. If additional funds are required in the preparation for the possible commercialization of MorphiDex'TM', or if additional trials are necessary or advisable, or if additional products are developed, the Company may require additional funds. In the event that revenue and income from successful product introductions or other internally generated funds are insufficient for such efforts, the Company will need to raise additional funds either by incurring debt, issuing additional equity or through collaborative or license arrangements to ensure continuity of operations. There is no assurance that the Company would be able to obtain such additional financing on terms acceptable to the Company.

Year 2000

         A potential problem exists for all companies that rely on computers as the year 2000 approaches. Any of the Company's computer software applications and systems that use only the last two digits of a year to refer to a year may not properly recognize the year 2000. This phenomenon (the 'Year 2000 Issue') could cause a disruption of operations, including, among other things, a temporary inability to engage in normal business activities.

         The Company is in the process of evaluating the impact of the Year 2000 Issue and currently believes that the financial and operational systems of the Company, as currently used, will function adequately with respect to the Year 2000 Issue given that the Company is not significantly reliant on its computer software applications and systems during its developmental stage. In addition, the Company has very limited information concerning the compliance status of its third party contractors. The Company's third party contractors generally test the Company's pharmaceuticals and provide the Company with its results.
The Company believes that any Year 2000 Issue for such third-party contractors would not be material, since many activities could be performed without the aid of a computer. As part of the commercialization of Morphidex'TM', the Company intends to have third parties manufacture and distribute its products. The Company will evaluate each potential third party manufacturer's and distributor's readiness for the Year 2000 Issue and will reevaluate the Year 2000 Issue as it relates to the Company as part of its preparation for the commercialization of Morphidex'TM'. The Company has filed an NDA for MorphiDex'TM' and may make significant additions to and changes in its existing computer software applications and systems and/or the use of such systems in anticipation of the possible commercialization of MorphiDex'TM'. If the Company makes any such additions or changes, it would effect the Company's exposure to the Year 2000 Issue since the Company would become more reliant on its computer software applications and systems. Therefore, the Company's assessment of its Year 2000 Issue is not complete and the Company cannot complete its assessment or develop any contingency plans until mid-1999.


         At this time, the Company does not expect that the cost of its Year 2000 Issue compliance program will be material to its business, financial condition or results of operations and does not currently anticipate any material disruption in its operations. The Company has not incurred significant costs to date related to the Year 2000 Issue.

Forward-Looking Statements

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking" statements, within the meaning of Section 27A of Securities Act of 1993, as amended and Section 21E of the Securities Exchange Act of 1934, that are based on management's beliefs and assumptions, current expectations, estimates and projections. Statements that are not historical facts, including statements which are preceded by, followed by, or that include the words "believes;" "anticipates" "plans;" "expects;" or similar expressions and statements about the Company's development and commercialization schedule and future use of funds are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. The reader should not rely on any forward-looking statement. The Company undertakes no obligations to update any forward-looking statements whether as a result of new information, future events or otherwise. Important factors that may affect future results include, but are not limited to: uncertainty associated with pre-clinical studies and clinical trials and regulatory approval; uncertainty of market acceptance of new products; impact of competitive products and pricing; product development; changes in laws and regulations; customer demand; possible future litigation; the availability of future financing and reimbursement policies of government and private health insurers. Readers should evaluate any statement in light of these important factors. See "Risk Factors".

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

   Exhibit
     No.      Title
   -------    ---------------------------------------------------------------------------------
    3.1       Form of Amended and Restated Certificate of Incorporation of Algos Pharmaceutical
              Corporation(1)
    3.2       Form of Amended and Restated By-laws of Algos Pharmaceutical Corporation(1)
    4.1       Form of Stock Certificate of Common Stock(1)
    5.1       Opinion of Latham & Watkins as to the validity of the Common Stock(1)
   10.1.1     Employment Agreement with Respect to John W. Lyle(4)
   10.1.3     Employment Agreement with Respect to Frank S. Caruso(1)
   10.1.4     Employment Agreement with Respect to Joseph Sardella(5)
   10.2.1     1994 Stock Option Plan(1)
   10.2.2     Form of 1996 Stock Option Plan(1)
   10.2.3     Form of 1996 Non-Employee Director Stock Option Plan(2)
   10.3.1     Algos Pharmaceutical Corporation Stockholders' Agreement(1)
   10.4.1     License Agreement with The Medical College of Virginia(1)'D''D'
   10.4.2     License Agreement with McNeil Consumer Products Company(1)'D''D'
   10.4.3     Registration Rights Agreement with The Medical College of Virginia(1)
   10.5       Lease Agreement with Commercial Realty & Resources Corp.(3)
   21         Subsidiaries of the Registrant(1)
   27         Financial Data Schedule
   99         Risk Factors


(1) Incorporated by reference to the Registrant's registration statement on Form S-1 declared effective on September 25, 1996.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(5  )  Incorporated by reference to the Registrant's Quarterly Report on Form
       10-Q for the quarterly period ended June 30, 1998.

'D''D' Portions of this Exhibit have received confidential treatment pursuant to Rule 406(b) under the Securities Act.

Reports on Form 8K:

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ALGOS PHARMACEUTICAL CORPORATION



Date     11/16/98                   /s/ John W. Lyle
    -------------------             ----------------------------------------
                                    John W. Lyle
                                    President and Chief Executive Officer



Date     11/16/98                   /s/ Gary R. Anthony
    -------------------             ----------------------------------------
                                    Gary R. Anthony
                                    Chief Financial Officer and Principal
                                    Accounting Officer

                           STATEMENT OF DIFFERENCES

The trademark sysmbol shall be expressed as.................................'TM'
The dagger symbol shall be expressed as..................................... 'D'