Form 10-K405
period 1998-12-31
ALGOS PHARMACEUTICAL CORP
filed 1999-03-31
CIK 924862

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

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM TO
                      COMMISSION FILE NO. 000 - 28844

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

                  1333 CAMPUS PARKWAY
                 NEPTUNE, NJ 07753-6815
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (732) 938-5959

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $0.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $411 million, based on the last sales price of the Common Stock as of March 1, 1999.

     As of March 1, 1999, 17,353,045 shares of Common Stock, $0.01 par value, of the registrant were issued and outstanding.

________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

     Algos Pharmaceutical Corporation is developing a new class of superior analgesic and anesthetic drugs for managing moderate to severe pain. The Company's technology is based on combinations of drugs that create analgesic synergy by effectively managing the intracellular mechanisms of pain perception.

     The first applications of the Company's technology are N-methyl-D-aspartate
(NMDA)-enhanced opioid analgesics and anesthetics. These drugs combine existing analgesics and anesthetics with an NMDA-receptor antagonist drug that has already been approved for human use in other applications. Independent research and Algos' pre-clinical studies and clinical trials conducted to date have shown that these products may provide significantly superior pain relief compared to currently available analgesics and anesthetics, including opioid drugs such as morphine, hydrocodone, and oxycodone and anesthetic drugs such as lidocaine. Algos is using its NMDA-receptor antagonist technology to develop other products including an intranasal treatment for migraine and addiction treatment products.

     Algos filed a New Drug Application (NDA) with the United States Food and Drug Administration (FDA) for its lead product, MorphiDex'TM', on August 19, 1998. Under the Prescription Drug User Fee Act, the FDA agrees to review and act on the NDA within 12 months of filing. MorphiDex'TM' is a patented combination of morphine and the NMDA-receptor antagonist dextromethorphan. The MorphiDex'TM' NDA consists of data from 2,200 patients in 14 double-blind, single-dose and multiple-dose studies.

     The United States market for moderate to severe pain products reached $1.8 billion in 1998. MorphiDex'TM' will compete in the strong opioid segment of this market, which has grown at the rate of 35% annually in dollars over the past three years and is expected to approach $1 billion in sales in the U.S. in 1999.

     In addition to MorphiDex'TM', Algos or its development partners have a number of other products in the pipeline. Products that have reached Human clinical trials or are scheduled to commence Human clinical trials in 1999 include:

      opioid analgesic/NMDA-receptor antagonist combination products: (1) HydrocoDex'TM', expected to be used primarily to treat moderate to moderately severe post-operative pain, trauma pain, and chronic pain conditions and (2) OxycoDex'TM', expected to be used primarily to treat moderate to moderately severe pain;

      an oral neuropathic pain product consisting of an NMDA-receptor antagonist in combination with a potentially synergistic drug;

      anesthetic/NMDA-receptor antagonist combination products: (1) LidoDex NS'TM', an intranasal formulation of lidocaine and an NMDA-receptor antagonist for the treatment of migraine headaches, to be developed in collaboration with Interneuron Pharmaceuticals, Inc. and (2) LidoDex IED'TM', an injectible local anesthetic/NMDA-receptor antagonist combination product intended to provide fast onset and extended duration of effect for use in in-patient and out-patient surgeries;

      non-opioid analgesic/NMDA-receptor antagonist combination products licensed to McNeil Consumer Products Company and expected to be used primarily to treat mild pain: (1) a combination product consisting of an NMDA-receptor antagonist and acetaminophen and (2) a combination product consisting of an NMDA-receptor antagonist and an over-the-counter non-steroidal anti-inflammatory drug, i.e., an NSAID; and

      addiction treatment products including treatments for: (1) opiate addiction, which Algos is developing in collaboration with the National Institute on Drug Abuse (NIDA) of the National Institutes of Health (NIH) and (2) nicotine addiction.

     Algos is evaluating other applications of its proprietary NMDA-receptor antagonist technology and may choose to advance such additional products to clinical development. In addition, Algos may develop other platform technologies for the management of pain. Algos' drug development program is based upon a continuous review of clinical results, newly published scientific papers, the possibility of joint development or research arrangements with research institutes or commercial organizations, the availability of resources, including acceptable third party clinical facilities, and available funds. Furthermore, based on clinical results, marketing studies or other factors, Algos may elect to delay, modify, or suspend the development of any of its products in development.

     Algos' goal is to become the leading company in the management of moderate to severe pain. Algos intends to achieve this goal by:

      introducing superior proprietary products;

      minimizing development time, cost and risk;

      leveraging its proprietary technology across multiple product opportunities;

      outsourcing manufacturing and certain research and development functions to efficiently deploy resources; and

      maximizing market penetration and margin potential through a combination of Algos direct sales and strategic alliances.

     Algos believes that the markets in which it intends to compete offer attractive opportunities. Favorable factors in the target analgesic and anesthetic markets include:

      high growth rates partially attributable to an increase in pain due to the aging of the population;

      heightened physician awareness of the benefits of effective pain treatment including reductions in healing and recovery time;

      the potential for rapid acceptance of new pain management pharmaceuticals by members of the medical profession;

      generally concentrated distribution channels that permit more cost-effective selling and marketing; and

      the potential for higher profit margins from branded proprietary products.

     Algos believes that its analgesic and anesthetic products can be developed cost effectively because:

      the products combine existing drugs with extensive clinical safety profiles; and

      clinical trials for new analgesics and anesthetics are less costly and quicker to conduct than clinical trials for many other pharmaceutical product categories.

     In the United States, Algos has nine issued patents, two patent applications which have received a notice of allowance and eight pending patent applications. This patent estate covers method and composition for NMDA-enhanced analgesics and anesthetics. In addition, forty foreign patent applications are pending.

     Algos was incorporated in Delaware in 1992. Its executive offices are located at 1333 Campus Parkway, Neptune, New Jersey 07753-6815, and its telephone number is (732) 938-5959.

     This Annual Report on Form 10-K contains 'forward-looking' statements, within the meaning of Section 27A of Securities Act of 1993, as amended and
Section 21E of the Securities Exchange Act of 1934, that are based on management's beliefs and assumptions, current expectations, estimates and projections. Statements that are not historical facts, including statements that are preceded by, followed by, or that include the words 'believes;' 'anticipates;' 'plans;' 'expects;' or similar expressions and statements about the Company's commercialization schedule and future use of funds are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. The reader should not rely on any forward-looking statement. The Company undertakes no obligations to update any forward-looking statements whether as a result of new information, future events or otherwise. Important factors that may affect future results include, but are not limited to: uncertainty associated with pre-clinical studies and clinical trials and regulatory approval; uncertainty of market acceptance of new products; impact of competitive products and pricing; product development; changes in laws and regulations; customer demand; possible future litigation; the availability of future financing and reimbursement policies of government and private health insurers and others. Readers should evaluate any statement in light of these important factors. See 'Risk Factors'.

CLINICAL DEVELOPMENT PROGRAMS

OPIOID ANALGESIC/NMDA-RECEPTOR ANTAGONIST PRODUCTS

     Opioid analgesic drugs remain the most common treatment for moderate to severe pain in both acute and chronic conditions. These drugs consist of naturally occurring opiates (e.g., morphine), opiate derivatives (e.g., codeine, hydrocodone, oxycodone) and synthetic opiates (e.g., methadone).

     Drawbacks to these drugs include unwanted side effects such as mental clouding, respiratory depression, nausea and constipation and the development of tolerance and physical dependence. Tolerance refers to the condition under which a drug dose that was initially effective in producing analgesia becomes less effective with repeated administrations. Therefore, to alleviate the same level of pain, the drug dose has to be increased over time, potentially increasing unwanted side effects and the likelihood of drug dependence.

     Clinical studies of the Company's opioid analgesic/NMDA-receptor antagonist combination products indicate that these products may provide superior pain relief as compared to equivalent dosage levels of the opioid analgesic alone, a faster onset of meaningful pain relief and a longer duration of effect. Preclinical studies also indicated efficacy of the Company's opioid analgesic/NMDA-receptor antagonist combinations with repeated administrations over time, when the opioid analgesic administered alone became less effective.

MorphiDex'TM'

     Morphine is an opiate used to treat moderate to severe pain, primarily cancer pain. MorphiDex'TM', the Company's lead product, is a combination of morphine and dextromethorphan.

     In August 1998, the Company filed an NDA with the FDA with a proposed indication for the relief of moderate to severe cancer pain. The NDA consists of data covering 2,200 patients in 14 double-blind, single-dose and multiple-dose clinical studies and includes:

      Safety, abuse liability, and pharmacokinetic/bioavailability studies;

      Single-dose Phase II placebo-controlled efficacy studies;

      Three multi-center Phase III studies to assess the efficacy and long-term safety of MorphiDex'TM' in cancer and other chronic pain patients.

     Algos filed its NDA under the Prescription Drug User Fee Act. Under the act, the FDA agrees to review and act on the NDA within 12 months of filing. There is no guarantee that the NDA filing will be approved without the need to file additional information. The FDA will independently review data submitted and the review process is an uncertain one whose outcome cannot be predicted.

     In 1999, the Company expects to continue to gather long-term-use safety data from chronic pain patients in ongoing clinical trials. Algos also expects to perform required manufacturing validation procedures for MorphiDex'TM'.

HydrocoDex'TM'

     Hydrocodone is an opiate derivative primarily used to treat moderate to moderately severe post-operative, musculoskeletal, trauma-related and chronic pain. The analgesic products containing hydrocodone that are sold commercially in the U.S. are combination products containing non-narcotic analgesics. Current hydrocodone products include Lorcet'r' and Vicodin'r'. Hydrocodone/acetaminophen
(APAP) was the most prescribed drug in the U.S. in 1998. HydrocoDex'TM' is a hydrocodone, APAP and dextromethorphan combination product.

     The Company initiated four single-dose Phase II clinical studies of HydrocoDex'TM' in 1998 that are expected to be completed in 1999 and conducted bioavailability and safety studies. The Company expects to initiate multiple-dose Phase III studies in 1999.

OxycoDex'TM'

     Oxycodone is an opiate derivative that, forms the basis for a group of products that are used for the treatment of moderate to moderately severe pain. Current oxycodone products include Oxycontin'r', Percocet'r' and Tylox'r'.

     OxycoDex'TM' is a combination of oxycodone and dextromethorphan. The Company plans to initiate Phase II clinical trials of OxycoDex'TM' in 1999.

NON-OPIOID ANALGESIC/NMDA-RECEPTOR ANTAGONIST PRODUCTS

Treatment for Neuropathic Pain

     Independent studies suggest that both NMDA-receptor antagonists and certain anticonvulsants may be useful in the treatment of neuropathic pain, persistent pain resulting from certain abnormalities of the nervous system.

     The Company has initiated a Phase II clinical study to evaluate the effect of a combination of an NMDA-receptor antagonist and an existing anticonvulsant in patients with chronic neurophathic pain following spinal cord injury.

Treatments for Mild Pain

     In June 1996, the Company entered into a license agreement (the 'McNeil License Agreement') with McNeil Consumer Products Company, an affiliate of Johnson & Johnson, pursuant to which the Company granted McNeil the exclusive rights to develop certain acetaminophen/NMDA antagonist combination products and certain NSAID/NMDA-receptor antagonist combination products (ibuprofen and certain other NSAIDs approved for OTC use) for the treatment of pain. Under the terms of the McNeil License Agreement, McNeil is required to perform certain clinical development activities to retain the license and to make payments to Algos based on the achievement of certain milestones. An acetaminophen/NMDA-receptor antagonist combination product and an NSAID/NMDA-receptor antagonist combination product are currently under development by McNeil. McNeil may terminate the license at its option upon 60 days notice.

ANESTHETIC/NMDA-RECEPTOR ANTAGONIST PRODUCTS

LidoDex NS'TM'

     A project has been initiated with Interneuron Pharmaceuticals, Inc. to develop LidoDex NS'TM', a combination of lidocaine and an NMDA-receptor antagonist for the treatment of migraine headaches. This agreement has three stages: (i) initial development which encompasses Investigational New Drug Application (IND) preparation, a Phase I safety study and a Phase II efficacy study; (ii) Phase III clinicals; and (iii) marketing activities. Initial development will be largely funded by Interneuron, while costs of Phase III clinicals will be shared equally between Algos and Interneuron. An article in the Journal of the American Medical Association concluded that intranasal lidocaine provided rapid headache relief in more than half of the patients in the cited study, but relapse was common. The Company is investigating whether LidoDex NS'TM' may have a prolonged effect.

     Interneuron performed preclinical toxicological studies in support of an Investigational New Drug Application (IND) which the Company expects to file subject to successful completion of additional preclinical studies.

Injectable Anesthetic

     The Company, in collaboration with Brigham and Women's Hospital, Harvard Medical School, conducted research into the potentiation of local injectable anesthetics by NMDA-receptor antagonists. Pre-clinical studies indicated that the NMDA-receptor antagonist dextromethorphan may increase the depth and duration of anesthesia of lidocaine. With the current emphasis on preemptive analgesia, same day surgery and shorter hospital stays, the Company believes that a longer duration anesthetic may provide greater patient comfort when post-surgical pain is most severe and could reduce the need for administering certain analgesics for post-operative pain.

ADDICTION TREATMENT DRUGS

Opiate Addiction Treatment

     NIDA estimates that there are two million opiate addicts in the United States. The Company is developing NMDA-receptor antagonist-based products as opiate addiction treatment drugs. Pre-clinical studies have indicated that the use of NMDA-receptor antagonists may provide more effective control of opiate cravings and dependence.

     In 1997, the Company entered into a Cooperative Research and Development Agreement with the NIDA, NIH to evaluate the Company's technology for the treatment of heroin addiction. Under the terms of the agreement, NIDA will fund up to five clinical studies to assess a product's ability to reduce addict relapse following detoxification on methadone, the current maintenance therapy for heroin addiction. The studies, the first of which was completed in 1998, will measure safety, withdrawal intensity, cross-tolerance and relapse.

Nicotine Addiction

     Laboratory research and preclinical studies suggest that NMDA-receptor antagonists may be useful in the treatment of addiction to other substances. The Company has initiated a Phase II clinical study to evaluate the effect of an NMDA-receptor antagonist on nicotine addiction.

OTHER PRODUCTS

Urge Urinary Incontinence

     An estimated five million people in the U.S. suffer from urge urinary incontinence. Existing urge urinary incontinence drugs generally have unpleasant side effects and low levels of efficacy. Company-sponsored pre-clinical studies have indicated that NMDA-receptor antagonists may block the bladder micturition reflex. A Phase II clinical trial at the Stanford University School of Medicine evaluating an NMDA-receptor antagonist in urge incontinent patients has been completed and additional studies may be initiated, subject to the availability of Algos' clinical development resources.

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

SCIENTIFIC OVERVIEW

     Opioids activate mu receptors triggering an intracellular defense mechanism from N-methyl-D-aspartate (NMDA) receptors in the brain and spinal cord. Sensitized NMDA receptors overactivate protein kinase C (PKC) which desensitizes the mu receptors resulting in reduced analgesia. The introduction of dextromethorphan, a noncompetitive NMDA-receptor antagonist, inhibits the activation of PKC. Combining an opioid analgesic with dextromethorphan in an optimal ratio prevents the desensitization of the mu receptor, thereby increasing the analgesic effect.

CORPORATE AND GOVERNMENT COLLABORATIONS

     In June 1996, the Company entered into a license agreement (the McNeil License Agreement) with McNeil Consumer Products Company, an affiliate of Johnson & Johnson, pursuant to which the Company granted McNeil the exclusive rights to develop certain acetaminophen/NMDA-receptor antagonist combination products and certain NSAID/NMDA-receptor antagonist combination products (ibuprofen and certain other NSAIDs approved for OTC use) for the treatment of pain. The McNeil License Agreement resulted in an initial payment of $2.0 million by McNeil to the Company in 1996, a milestone payment of $1.0 million in 1997 based upon the entry into a large-scale clinical trial of a licensed product containing acetaminophen, and provides for additional payments of up to $7.0 million by McNeil upon the achievement of certain milestones, generally relating to product development and patent issuances. In addition, the Company will be entitled to receive royalty payments from McNeil based upon net product sales subject to minimum royalties commencing a certain time after execution of the agreement, provided that certain conditions have been met, even if McNeil has not commenced marketing of an acetaminophen product or an NSAID product. McNeil will bear substantially all costs of developing products it selects. The McNeil License Agreement extends until the later of the expiration of the Company's patent rights or ten years, provided that the McNeil License Agreement is terminable: (i) by either party in the event of a material breach by the other party upon 90 days notice or upon certain events of bankruptcy; (ii) by McNeil, at any time upon 60 days notice; and (iii) by the Company under certain circumstances. Under certain circumstances, the McNeil License Agreement could terminate with respect to either acetaminophen or NSAID products without terminating with respect to the other category. In the event of a termination by McNeil, McNeil must pay all royalty payments and milestone payments due through the date of termination and the technology licensed by McNeil reverts to the Company. In such event, the Company retains the rights to the results of two clinical studies funded by the Company, and McNeil retains the rights to the results of the clinical studies funded by McNeil during the term of the McNeil License Agreement. See 'Business -- Patents, Trade Secrets and
Licenses -- Licenses.'

     In 1996, the Company entered into a development and marketing collaboration and license agreement with Interneuron Pharmaceuticals, Inc. (Interneuron) for the development and commercialization of a product to treat acute migraine headache. The agreement grants to Interneuron rights, co-exclusive with Algos, to use Algos patents and know-how to manufacture and market the product. In the initial stage of development, Algos will supply formulation development in support of the IND and Interneuron will perform toxicology, Phase I safety and Phase I/II safety and efficacy studies. Thereafter, the companies will generally share equally the remaining development costs, including clinical trials, regulatory activities, and manufacturing scale-up, and similarly share in marketing and profits of the resulting product, if any. After the initial stage of development, the agreement may be terminated by either Company with the terminating party retaining an interest in a resulting product, either in the form of a royalty on sales or the repayment of certain of its development costs.

     In 1997, the Company entered into a Cooperative Research and Development Agreement with NIDA, NIH, to conduct joint research on a methadone/NMDA-receptor antagonist combination drug as a potential treatment for opiate addiction. Under the agreement, NIDA and the Company will jointly develop research protocols for up to five clinical studies designed primarily to test dextromethorphan for safety, tolerability and efficacy when co-administered with methadone. NIDA will conduct the clinical studies and provide certain statistical and analytic services. Algos will provide NIDA with drug supplies and scientific and administrative support. The agreement provides for joint ownership of inventions made jointly by NIDA and the Company and provides the Company with an option to license any patent rights developed by NIDA. The agreement may be terminated by either party at any time upon 30 days notice.

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

BETH ISRAEL HEALTH CARE SYSTEM

     In 1997, the Company entered into a research agreement with Beth Israel Health Care System. Under the terms of the agreement, the Company will provide a total of $500,000 over a five-year period to fund certain costs of clinical trials in pain medicine and palliative care. The Company may contract with Beth Israel Health Care System for the conduct of trials under the direction of Dr. Russell Portenoy which would be separately funded. Beth Israel has agreed to give priority to the scheduling of clinical studies requested by Algos. The Company can terminate the agreement at any time upon providing continued funding for a period of six months.

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

MARKETING

     Algos plans to market its products either directly or through co-promotion or licensing agreements with pharmaceutical companies. The Company's marketing strategy is to develop a direct sales force in the U.S. in market segments with relatively concentrated distribution channels to target key prescribing physicians, pain management centers, hospitals, hospices, health maintenance organizations and pharmaceutical buying groups. Algos does not expect to establish a direct sales capability until such time as one or more of its products in development approaches marketing approval from the FDA. Although Algos believes that it will be able to recruit an effective marketing and sales force at that time, no assurance can be given that it will be able to do so. In market segments that require large or specialized sales capabilities, such as OTC analgesic products and certain foreign countries, the Company will seek strategic alliances with leading pharmaceutical companies such as under the McNeil License Agreement. Implementation of this strategy will depend on the market potential of the Company's products, its financial resources and timely regulatory approvals. No assurance can be given that any of the Company's products will gain significant market acceptance.

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

     The markets in which the Company's products are expected to compete have grown rapidly in the last five years. In addition, there have been numerous potentially competitive products introduced and development programs initiated. As a result, competition within these markets may become more costly and complex. The Company's opioid analgesic and anesthetic products, when developed and marketed, will primarily compete with products currently marketed by a small number of medium-sized pharmaceutical companies. In other analgesic segments, such as antiarthritic and OTC analgesic products, the Company's products, when developed and marketed, will compete with products marketed by some of the largest pharmaceutical companies in the world. In these segments, the Company may enter into license agreements with pharmaceutical companies having greater resources than the Company.

PATENTS, TRADE SECRETS AND LICENSES

PATENT RIGHTS

     The Company seeks to protect its proprietary position by, among other methods, filing United States and foreign patent applications with respect to the development of its products and their uses. The Company plans to prosecute and defend its patent applications, issued patents and proprietary information. The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its planned products. As of March 1, 1999 the Company owns or is exclusively licensed under nine U.S. patents, two pending U.S. patent applications for which it has received a notice of allowance and eight other pending U.S. patent applications and several corresponding pending foreign patent applications.

     The nine issued U.S. patents are licensed from The Medical College of Virginia. The patents, issued between 1994 and 1999, cover methods and compositions for the Company's NMDA technology to treat pain and to inhibit tolerance to and dependence on addictive analgesic substances.

     Reflecting the Company's major research and development direction, its patent program is primarily focused on securing intellectual property rights to technology for the following categories of its business: (i) the use of pharmacologically acceptable NMDA-receptor antagonists for the management of acute, chronic, pre-operative and post-operative pain states, (ii) the use of NMDA-receptor antagonists for the potentiation of local anesthesia and (iii) the use of NMDA-receptor antagonists for reducing the frequency of nicotine consumption, for treating migraine and for treating other conditions such as urge urinary incontinence.

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

     The Company's success depends in part on its ability to obtain patent protection for its products and to preserve its trade secrets and operate without infringing on the proprietary rights of third parties. The patent positions of pharmaceutical firms, including the Company, are generally uncertain and involve complex legal and factual questions. Consequently, even though the Company is currently prosecuting its patent applications with the U.S. Patent and Trademark Office (PTO) and certain foreign patent authorities, the Company does not know whether any of its applications will result in the issuance of any patents, or if any patents issue, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the U.S. are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, the Company cannot be certain that it was the first creator of inventions claimed by pending patent applications or that the Company was the first to file patent applications for such inventions. Issued patents may be later modified or revoked by the PTO in proceedings instituted by the Company or others. In addition, no assurance can be given that the Company's patents will afford protection against competitors with similar compounds or technologies, that others will not obtain patents claiming aspects similar to those covered by the Company's patents or applications, or that the patents of others will not have an adverse effect on the ability of the Company to do business. The Company's patents may not prevent others from developing competitive positions using related technology. Other entities may obtain patents which cover aspects of the Company's products or processes which are necessary for or useful to the development, manufacture or use of the Company's products. As a result, the Company may be required to obtain licenses from others to develop, manufacture or market such products. There can be no assurance that the Company will be able to obtain any such licenses on commercially reasonable terms, if at all. No assurance can be given that any patent issued to, or licensed by, the Company will provide protection that has commercial significance. See 'Risk Factors -- Uncertain Ability to Protect Proprietary Technology.'

LICENSES

     The Company has licensed from The Medical College of Virginia certain patents or pending patent applications owned by The Medical College of Virginia in the field of pain management (in the country in which any such product or part thereof is made, used, sold or manufactured). The Company is obligated to pay royalties for the life of the patent equal to 4% of net sales of licensed products. If a product is combined with a drug or other substance for which the Company is to pay an additional royalty, the royalty rate paid to The Medical College of Virginia is generally reduced by the amount of such additional royalty. If the Company enters into sublicensing agreements for a covered product, the Company will pay The Medical College of Virginia 50% of royalty payments received from such sublicensees' net sales for each year until the payments total $500,000 for such year, 33% until the payments total an additional $500,000 for such year and 25% thereafter. The Company pays no license signing fees or milestone payments. The McNeil License Agreement is a sublicense agreement of the Company's license agreement with The Medical College of Virginia.

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

     Applicable FDA regulations treat the Company's combination of dextromethorphan with analgesics such as morphine, and local anesthetics such as lidocaine as new drugs and require the filing of an NDA and approval by the FDA. However, since the components have been separately approved by the FDA, management believes that the risks associated with the development of these new proprietary combinations are less than the risks inherent in new molecular drug discovery.

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

     Clinical trials are typically conducted in three sequential phases, although phases may overlap. In Phase I, the investigational new drug usually is administered to healthy human subjects and is tested for safety (adverse effects), dosage, tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II involves studies in a limited patient population to (i) determine the effectiveness of the investigational new drug for specific indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. When an investigational new drug is found to be effective and to have an acceptable safety profile in Phase II evaluation, Phase III trials are undertaken to further evaluate clinical effectiveness and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. For analgesic drugs, Phase II analgesic efficacy studies have historically served as the pivotal studies for an NDA. Phase III studies for these products normally focus greater attention on safety in larger patient populations rather than efficacy. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of the Company's products subject to such testing. Furthermore, the FDA may suspend clinical trials at any time there is concern that the participants are being exposed to an unacceptable health risk.

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

     The Company is also subject to regulation under federal and state laws, including the Occupational Safety and Health Act, the Environmental Protection Act, the Clean Air Act, national restrictions on technology transfer, and import, export and customs regulations. In addition, all of the Company's products that contain narcotics are subject to Drug Enforcement Agency (DEA) regulations relating to storage, distribution and physician prescribing procedures. There can be no assurance that any portion of the regulatory framework under which the Company currently operates will not change and that such change will not have a material effect on the current and anticipated operations of the Company.

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

EMPLOYEES

     At March 1, 1999, the Company had forty employees. In addition, the Company engages consultants from time to time to perform services on a per diem or hourly basis.

ITEM 2. PROPERTIES

     The Company's executive offices are currently located at 1333 Campus Parkway, Neptune, New Jersey 07753. The leased property consists of approximately 21,000 square feet of office space.

ITEM 3. LEGAL PROCEEDINGS

     There are no legal proceedings pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET PRICE

     As of March 1, 1999, Algos had approximately 105 shareholders of record and the Company believes that the number of beneficial holders exceeds 2,000. Common stock of the Company is traded on the NASDAQ Stock Market under the symbol 'ALGO.' The following table sets forth the range of the highest and lowest reported sales prices for the Company's common stock in 1997 and 1998:

                                                                                HIGH      LOW
                                                                                ----      ---

Year Ended December 31, 1997:
     First Quarter...........................................................   20 3/4    10 7/8
     Second Quarter..........................................................   19 1/4    14
     Third Quarter...........................................................   31 5/8    14 3/4
     Fourth Quarter..........................................................   33        21 1/2
Year Ended December 31, 1998:
     First Quarter...........................................................   34        26 1/2
     Second Quarter..........................................................   39 1/2    23 3/4
     Third Quarter...........................................................   36        19 9/16
     Fourth Quarter..........................................................   29 3/4    18 1/2

     The Company has never declared or paid any cash dividends on its capital stock.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial information set forth below should be read in conjunction with 'Management's Discussion and Analysis of Financial Condition and Results of Operations' and with the Company's financial statements and related notes contained elsewhere in this report.

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                              1994       1995       1996        1997        1998
                                                             -------    -------    -------    --------    --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

Statement of Operations Data:
     Revenues.............................................   $ --       $ --       $ 2,000    $  1,000    $  --
     Operating expenses:
          Research and development........................       654      1,615      3,344       9,799      13,085
          Selling, general and administrative.............       623        760      2,466       2,458       4,813
                                                             -------    -------    -------    --------    --------
               Total operating expenses...................     1,277      2,375      5,810      12,257      17,898
                                                             -------    -------    -------    --------    --------
     Interest income......................................       153        253        723       2,435       2,028
     Net loss.............................................   $(1,124)   $(2,122)   $(3,087)   $ (8,822)   $(15,870)
                                                             -------    -------    -------    --------    --------
                                                             -------    -------    -------    --------    --------
     Net loss per common share, basic and diluted.........               $(0.35)    $(0.36)     $(0.56)     $(0.98)
                                                                         ------     ------      ------      ------
                                                                         ------     ------      ------      ------
     Weighted average common shares outstanding, basic and
       diluted............................................                6,003      8,535      15,863      16,144
                                                                         ------     ------      ------      ------
                                                                         ------     ------      ------      ------


                                                                                 DECEMBER 31,
                                                             -----------------------------------------------------
                                                              1994       1995       1996        1997        1998
                                                             -------    -------    -------    --------    --------
                                                                                (IN THOUSANDS)

Balance Sheet Data:
     Cash, cash equivalents, marketable securities and
       interest receivable................................   $ 5,634    $ 3,707    $48,576    $ 41,658    $ 50,497
     Working capital......................................     5,503      3,419     47,932      36,368      44,216
     Total assets.........................................     5,765      3,820     49,202      42,360      52,430
     Deficit accumulated during the development stage.....    (1,766)    (3,888)    (6,976)    (15,798)    (31,668)
     Total stockholders' equity...........................     5,618      3,521     48,228      39,759      49,518

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

     The Company has incurred losses since its inception and expects to incur losses in the future. The Company's product development expenses may increase as additional drugs are developed. In August 1998, the Company filed an NDA for MorphiDex'TM'. Algos may incur significant costs associated with the possible commercialization of MorphiDex'TM' prior to the first commercial sale of the product, including the purchase of inventory, the establishment of a sales force, preparation of promotional plans and materials, additions to and changes in financial and operating systems and other related administrative expenses.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

Revenue:

     Algos, which is in the development stage, earned no revenue in 1998. In 1997, Algos earned a $1.0 million contractual milestone payment under the McNeil License Agreement upon McNeil's initiation of a large-scale clinical trial of a licensed product.

Research and development:

     In 1998, research and development expenses were $13.1 million, an increase of approximately $3.3 million or 34%, from 1997. The significant increase in 1998 expenses was primarily attributable to large-scale, advanced clinical trials for MorphiDex'TM' and the expansion of the Company's development staff. The impact of these increases was partially offset by reduced expenses related to bioavailability studies and the costs of manufacturing small-scale regulatory test batches of MorphiDex'TM', which occurred in 1997.

Selling, general and administrative:

     In 1998, selling, general and administrative expenses were $4.8 million, an increase of $2.4 million or 96%, from 1997. The 1998 results include expenses related to preparations for the possible future commercialization of MorphiDex'TM', including the addition of sales and marketing personnel. Algos incurred increased general and administrative costs to support its business activities, including the addition of administrative personnel and the relocation and expansion of the Company's headquarters facilities in April 1998.

Interest income:

     Interest income decreased 17% in 1998 to $2.0 million as a result of lower average cash and securities balances prior to the November 1998 private placement of common stock and a warrant and lower interest rates.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

Revenue:

     The Company earned $1,000,000 of revenue from the McNeil License Agreement in 1997 compared to $2,000,000 earned under the agreement in 1996. The 1997 revenue represents a contractual milestone payment due the Company upon initiation of a large-scale clinical trial of a licensed product.

In 1996, the Company received $2,000,000, which was due upon execution of the agreement. Under the terms of the agreement, the Company may receive future payments upon the attainment of specified development milestones. However, the agreement is cancelable by McNeil at any time upon 60 days notice.

Research and development:

     In 1997, research and development expenses were $9.8 million, an increase of $6.5 million, or 193%, from 1996. The increase was primarily attributable to the development of MorphiDex'TM', which progressed to a more advanced stage of clinical development, involving clinical studies of greater size and number. The 1997 results also included the costs of manufacturing small-scale test batches of MorphiDex'TM' and the expansion of development activities for other products. In addition, personnel costs increased as a result of additions to the Company's development staff.

General and administrative:

     In 1997, general and administrative expenses were $2.5 million, a decrease of less than 1%, from 1996. The decrease reflects a one-time charge of $915,000 in 1996 related to the issuance of Series B Preferred Stock in connection with an amendment to a license agreement. This decrease was mostly offset by increases in professional fees, insurance, and other general and administrative costs resulting from the Company's increased business activities following the completion of its initial public offering (IPO) in October 1996.

Interest income:

     In 1997, interest income increased substantially due to the investment of the IPO proceeds over the full calendar year.

LIQUIDITY AND CAPITAL RESOURCES

     In 1998, 1997, and 1996, spending for Algos' product development efforts and related activities resulted in net cash outflows from operations of $15.3 million, $7.3 million, and $1.6 million, respectively. Accumulated cash balances at December 31, 1995, which resulted from the Company's 1994 private placement of Series A Preferred Stock were sufficient to fund the Company's operations into 1996. In 1996, in order to expand its development programs, the Company completed its initial public offering of 3,625,000 shares of Common Stock, which provided net proceeds to the Company of $46.4 million. A portion of these funds and $3.0 million received to date from the McNeil License Agreement were used to fund the Company's operations in 1997 and 1998. In November 1998, to provide greater financial flexibility, Algos raised $25 million in a private sale of common stock and a warrant.

     The Company intends to continue certain ongoing large-scale clinical trials for MorphiDex'TM' in 1999 and has entered into several research and development commitments for HydrocoDex'TM'. The Company expects to incur continued product development expenses as clinical trials of MorphiDex'TM' continue and other drugs that the Company currently has under development, including HydrocoDex'TM', move into advanced clinical trials and as additional drugs are developed and its research and development staff increases. In August 1998, the Company filed an NDA for MorphiDex'TM'. Algos may incur significant costs associated with the possible commercialization of MorphiDex'TM' prior to the first commercial sale of the product, including the purchase of inventory, the establishment of a sales force, preparation of promotional plans and materials, additions to and changes in financial and operating systems and other related administrative expenses. The Company currently expects that its cash and marketable securities at December 31, 1998 will be sufficient to fund its development activities for approximately two years and provide for certain pre-launch activities based upon the Company's current schedule of clinical trials and level of business activities. However, if a significant portion of existing funds is required in the preparation for the possible commercialization of MorphiDex'TM', or if additional trials are necessary or advisable, or if additional products are developed, the Company may require additional funds. In the event that revenue and income from successful product introductions or other internally generated funds are insufficient for such efforts, the Company will need to raise additional funds either by incurring debt, issuing additional equity or through collaborative or license arrangements to continue its development programs and commercialize its potential products. There is no assurance that the Company would be able to obtain such additional financing on terms acceptable to the Company.

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

Net Operating Loss Carryforwards

     At December 31, 1998, the Company had accumulated net operating loss carryforwards of approximately $28 million for federal and state tax purposes. Federal carryforwards expire in 2009 through 2018 and are available to reduce future taxable income recognized in the carryforward period, if any. Due to the uncertainty of future taxable income, the Company has established a valuation allowance for these carryforwards and has not recognized their potential benefit on a current basis. The future utilization of these carryforwards may be limited by Section 382 of the Internal Revenue Code related to changes in Company ownership.

Other

     Generally, the Company's results of operations are not significantly affected by seasonal factors and the Company does not believe that inflation has had a significant impact on its business.

     The following statements issued by the Financial Accounting Standards Board became effective in 1998: Statement of Financial Accounting Standards (SFAS)
No. 130 'Reporting Comprehensive Income,' SFAS No. 131, 'Disclosure About Segments of an Enterprise and Related Information,' and SFAS No. 132, 'Employers' Disclosures About Pensions and Other Postretirement Benefits.' The adoption of these standards did not have an impact on Algos' financial statements. SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities' is effective in the year 2000. Based on Algos' current business activities, the statement is not expected to have a material impact on Algos' financial statements.

YEAR 2000

     A potential problem exists for all companies that rely on computers as the year 2000 approaches. Any of Algos' computer software applications and systems that use only the last two digits of a year to refer to a year may not properly recognize the year 2000. This phenomenon (the Year 2000 Issue) could cause a disruption of operations, including, among other things, a temporary inability to engage in normal business activities.

     Algos is in the process of evaluating the impact of the Year 2000 Issue and currently believes that the financial and operational systems of Algos, as currently used, will function adequately with respect to the Year 2000 Issue given that Algos is not significantly reliant on its computer software applications and systems during its developmental stage. In addition, Algos has very limited information concerning the compliance status of its third party contractors. Algos' current third party contractors generally test Algos products and provide Algos with the results of those tests. Algos believes that any Year 2000 Issue for such third-party contractors would not be material, since many activities could be performed without the aid of a computer. As part of the commercialization of MorphiDex'TM', Algos intends to have third parties manufacture and distribute its products. Algos will evaluate each potential third party manufacturer's and distributor's readiness for the Year 2000 Issue and will reevaluate the Year 2000 Issue as it relates to Algos as part of its preparation for the commercialization of MorphiDex'TM'. Algos has filed an NDA for MorphiDex'TM' and may make significant additions to and changes in its existing computer software applications and systems and/or the use of such systems in anticipation of the possible commercialization of MorphiDex'TM'. If Algos makes any such additions or changes, it would affect Algos' exposure to the Year 2000 Issue since Algos would become more reliant on its computer software applications and systems. Therefore, Algos' assessment of its Year 2000 Issue is not complete and Algos cannot complete its assessment or develop any contingency plans until mid-1999.

     At this time, Algos does not expect that the cost of its Year 2000 Issue compliance program will be material to its business, financial condition or results of operations and does not currently anticipate any material disruption in its operations. Algos has not incurred more than $5,000 of costs to date related to the Year 2000 Issue.

ITEM 8. FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of
ALGOS PHARMACEUTICAL CORPORATION:

     In our opinion, the accompanying balance sheets and the related statements of operations and of cash flows present fairly, in all material respects, the financial position of Algos Pharmaceutical Corporation (a development stage enterprise) (the Company) at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 and for the period January 1, 1992 (date of inception) to December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
March 4, 1999

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                      --------------------------
                                                                                         1997           1998
                                                                                      -----------    -----------

                                      ASSETS
Current assets:
     Cash and cash equivalents.....................................................   $20,246,152    $37,025,445
     Marketable securities, current................................................    17,922,359      9,001,528
     Interest receivable...........................................................       484,789        417,042
     Prepaid expenses and other current assets.....................................       315,679        683,866
                                                                                      -----------    -----------
          Total current assets.....................................................    38,968,979     47,127,881
Marketable securities, noncurrent..................................................     3,004,580      4,052,824
Restricted cash....................................................................       150,000        150,000
Property and equipment, net........................................................       146,328      1,098,819
Other assets.......................................................................        90,591        --
                                                                                      -----------    -----------
          Total assets.............................................................   $42,360,478    $52,429,524
                                                                                      -----------    -----------
                                                                                      -----------    -----------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable..............................................................   $ 1,861,976    $ 2,117,795
     Other current liabilities.....................................................       739,415        794,044
                                                                                      -----------    -----------
          Total current liabilities................................................     2,601,391      2,911,839
                                                                                      -----------    -----------
Commitments
Stockholders' equity:
     Common stock, $.01 par value, 50,000,000 shares authorized, 15,951,701 and
      17,028,649 shares outstanding as of December 31, 1997 and 1998,
      respectively.................................................................       159,517        170,287
     Additional paid-in-capital....................................................    56,151,504     81,626,800
     Unearned compensation expense.................................................      (753,707)      (611,108)
     Deficit accumulated during the development stage..............................   (15,798,227)   (31,668,294)
                                                                                      -----------    -----------
          Total stockholders' equity...............................................    39,759,087     49,517,685
                                                                                      -----------    -----------
          Total liabilities and stockholders' equity...............................   $42,360,478    $52,429,524
                                                                                      -----------    -----------
                                                                                      -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTEPRISE)
                            STATEMENT OF OPERATIONS

                                                                                                  CUMULATIVE FROM
                                                         FOR THE YEAR ENDED DECEMBER 31,           INCEPTION TO
                                                   -------------------------------------------     DECEMBER 31,
                                                      1996            1997            1998             1998
                                                   -----------    ------------    ------------    ---------------

Revenues........................................   $ 2,000,000    $  1,000,000    $         --     $   3,311,000
                                                   -----------    ------------    ------------    ---------------
Operating expenses:
     Research and development...................     3,343,616       9,799,358      13,085,499        28,662,130
     Selling, general and administrative........     2,466,577       2,458,411       4,813,277        11,926,527
                                                   -----------    ------------    ------------    ---------------
          Total operating expenses..............     5,810,193      12,257,769      17,898,776        40,588,657
                                                   -----------    ------------    ------------    ---------------
Loss from operations............................    (3,810,193)    (11,257,769)    (17,898,776)      (37,277,657)
Interest income.................................       722,715       2,435,215       2,028,709         5,609,363
                                                   -----------    ------------    ------------    ---------------
Net loss........................................   $(3,087,478)   $ (8,822,554)   $(15,870,067)    $ (31,668,294)
                                                   -----------    ------------    ------------    ---------------
                                                   -----------    ------------    ------------    ---------------
Net loss per common share, basic and diluted....     $(0.36)        $(0.56)         $(0.98)
                                                     ------         ------          ------
                                                     ------         ------          ------
Weighted average common shares outstanding,
  basic and diluted.............................     8,535,080      15,862,562      16,144,484
                                                     ---------      ----------      ----------
                                                     ---------      ----------      ----------

   The accompanying notes are an integral part of these financial statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                                  CUMULATIVE FROM
                                                         FOR THE YEAR ENDED DECEMBER 31,           INCEPTION TO
                                                   -------------------------------------------     DECEMBER 31,
                                                      1996            1997            1998             1998
                                                   -----------    ------------    ------------    ---------------

Cash flows from operating activities:
     Net loss...................................   $(3,087,478)   $ (8,822,554)   $(15,870,067)    $ (31,668,294)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization.........        44,038          51,386         142,093           304,776
          Amortization of unearned
            compensation........................       424,690         278,269         369,917         1,072,876
          Amortization of discount on marketable
            securities..........................                       (79,564)        (67,203)         (146,767)
          Common stock issued for technology....                                                         125,000
          Preferred stock issued for services...                                                          25,000
          Preferred stock issued under license
            agreement...........................       915,000                                           915,000
          Changes in assets and liabilities:
               Interest receivable..............                      (484,789)         67,747          (417,042)
               Prepaid expenses and other
                 current assets.................      (319,026)         14,404        (368,187)         (683,866)
               Other assets.....................      (207,666)        118,666          90,591          --
               Accounts payable.................       298,387       1,405,292         255,819         2,117,795
               Other current liabilities........       375,451         222,629          54,629           794,044
                                                   -----------    ------------    ------------    ---------------
     Net cash used in operating activities......    (1,556,604)     (7,296,261)    (15,324,661)      (27,561,478)
                                                   -----------    ------------    ------------    ---------------
Cash flows from investing activities:
     Investment in marketable securities........                   (37,813,447)    (29,097,210)      (66,910,657)
     Redemption of marketable securities........                    16,816,072      37,037,000        53,853,072
     Purchases of property and equipment........       (30,016)       (111,032)     (1,094,584)       (1,403,595)
                                                   -----------    ------------    ------------    ---------------
     Net cash used in investing activities......       (30,016)    (21,108,407)      6,845,206       (14,461,180)
                                                   -----------    ------------    ------------    ---------------
Cash flows from financing activities:
     Proceeds from issuance of preferred stock,
       net......................................        50,000                                         6,659,015
     Proceeds from issuance of common stock,
       net......................................    46,405,239          75,101      25,258,748        72,389,088
                                                   -----------    ------------    ------------    ---------------
     Net cash provided by financing
       activities...............................    46,455,239          75,101      25,258,748        79,048,103
                                                   -----------    ------------    ------------    ---------------
Net increase (decrease) in cash and cash
  equivalents...................................    44,868,619     (28,329,567)     16,779,293        37,025,445
Cash and cash equivalents, beginning of
  period........................................     3,707,100      48,575,719      20,246,152
                                                   -----------    ------------    ------------    ---------------
Cash and cash equivalents, end of period........   $48,575,719    $ 20,246,152    $ 37,025,445     $  37,025,445
                                                   -----------    ------------    ------------    ---------------
                                                   -----------    ------------    ------------    ---------------

   The accompanying notes are an integral part of these financial statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FROM INCEPTION TO DECEMBER 31, 1998

                                                                                                                        DEFICIT
                                          CONVERTIBLE                                                                 ACCUMULATED
                                        PREFERRED STOCK           COMMON STOCK         ADDITIONAL       UNEARNED       DURING THE
                                       ------------------    ----------------------      PAID IN      COMPENSATION    DEVELOPMENT
                                        SHARES     AMOUNT      SHARES       AMOUNT       CAPITAL        EXPENSE          STAGE
                                       --------    ------    ----------    --------    -----------    ------------    ------------
Issuance of Common Stock, January
  1992, $.10 per share..............                          4,841,664    $ 48,417    $   451,583
Issuance of Common Stock for
  technology, January 1992, $.10 per
  share.............................                            968,336       9,683         90,317
Net loss............................                                                                                  $   (385,434)
                                       --------    ------    ----------    --------    -----------    ------------    ------------
Balance, December 31, 1992..........                          5,810,000      58,100        541,900                        (385,434)
Capital contributions, including
  $25,000 of technology.............                                                       150,000
Net loss............................                                                                                      (256,640)
                                       --------    ------    ----------    --------    -----------    ------------    ------------
Balance, December 31, 1993..........                          5,810,000      58,100        691,900                        (642,074)
Issuance of Series A Preferred
  Stock, May through August 1994,
  $10.00 per share, net of offering
  costs.............................    700,000    $7,000                                6,602,015
Issuance of Series A Preferred Stock
  for services, May 1994, $10.00 per
  share.............................      2,500       25                                    24,975
Exercise of stock options...........                                415           4             46
Net loss............................                                                                                    (1,123.686)
                                       --------    ------    ----------    --------    -----------    ------------    ------------
Balance, December 31, 1994..........    702,500    7,025      5,810,415      58,104      7,318,936                      (1,765,760)
Exercise of stock options...........                            199,615       1,996         22,954
Net loss............................                                                                                    (2,122,435)
                                       --------    ------    ----------    --------    -----------    ------------    ------------
Balance, December 31, 1995..........    702,500    7,025      6,010,030      60,100      7,341,890                      (3,888,195)
Exercise of warrants................       5000       50                                    49,950
Issuance of Series B Preferred Stock
  under license agreement, June
  1996, $9.15 per share.............    100,000    1,000                                   914,000
Exercise of stock options...........                            161,821       1,618         17,851
Issuance of Common Stock, October
  1996, $14.00 per share, net of
  offering costs....................                          3,625,000      36,250     46,349,520
Conversion of Series A Preferred
  Stock.............................   (707,500)   (7,075)    5,872,250      58,723        (51,648)
Unearned compensation expense.......                                                     1,280,840    $(1,280,840)
Amortization of unearned
  compensation expense..............                                                                      424,690
Net loss............................                                                                                    (3,087,478)
                                       --------    ------    ----------    --------    -----------    ------------    ------------
Balance, December 31, 1996..........    100,000    1,000     15,669,101     156,691     55,902,403       (856,150)      (6,975,673)
Exercise of stock options...........                            133,630       1,336         14,764
Exercise of warrants................                             48,970         490         58,511
Conversion of Series B Preferred
  Stock.............................   (100,000)   (1,000)      100,000       1,000
Unearned compensation expense.......                                                       175,826       (175,826)
Amortization of unearned
  compensation expense..............                                                                      278,269
Net loss............................                                                                                    (8,822,554)
                                       --------    ------    ----------    --------    -----------    ------------    ------------
Balance, December 31,1997...........                         15,951,701     159,517     56,151,504       (753,707)     (15,798,227)
Exercise of stock options...........                             59,850         599        290,526
Exercise of warrants................                             17,098         171         20,429
Issuance of Common Stock and
  warrants, November 1998, net of
  offering costs....................                          1,000,000      10,000     24,937,023
Unearned compensation expense.......                                                       227,318       (227,318)
Amortization of unearned
  compensation expense..............                                                                      369,917
Net loss............................                                                                                   (15,870,067)
                                       --------    ------    ----------    --------    -----------    ------------    ------------
Balance, December 31, 1998..........      --       $--       17,028,649    $170,287    $81,626,800    $  (611,108)    $(31,668,294)
                                       --------    ------    ----------    --------    -----------    ------------    ------------
                                       --------    ------    ----------    --------    -----------    ------------    ------------


                                         TOTAL
                                      STOCKHOLDERS'
                                         EQUITY
                                      ------------
Issuance of Common Stock, January
  1992, $.10 per share..............  $    500,000
Issuance of Common Stock for
  technology, January 1992, $.10 per
  share.............................       100,000
Net loss............................      (385,434)
                                      ------------
Balance, December 31, 1992..........       214,566
Capital contributions, including
  $25,000 of technology.............       150,000
Net loss............................      (256,640)
                                      ------------
Balance, December 31, 1993..........       107,926
Issuance of Series A Preferred
  Stock, May through August 1994,
  $10.00 per share, net of offering
  costs.............................     6,609,015
Issuance of Series A Preferred Stock
  for services, May 1994, $10.00 per
  share.............................        25,000
Exercise of stock options...........            50
Net loss............................    (1,123.686)
                                      ------------
Balance, December 31, 1994..........     5,618,305
Exercise of stock options...........        24,950
Net loss............................    (2,122,435)
                                      ------------
Balance, December 31, 1995..........     3,520,820
Exercise of warrants................        50,000
Issuance of Series B Preferred Stock
  under license agreement, June
  1996, $9.15 per share.............       915,000
Exercise of stock options...........        19,469
Issuance of Common Stock, October
  1996, $14.00 per share, net of
  offering costs....................    46,385,770
Conversion of Series A Preferred
  Stock.............................
Unearned compensation expense.......
Amortization of unearned
  compensation expense..............       424,690
Net loss............................    (3,087,478)
                                      ------------
Balance, December 31, 1996..........    48,228,271
Exercise of stock options...........        16,100
Exercise of warrants................        59,001
Conversion of Series B Preferred
  Stock.............................
Unearned compensation expense.......
Amortization of unearned
  compensation expense..............       278,269
Net loss............................    (8,822,554)
                                      ------------
Balance, December 31,1997...........    39,759,087
Exercise of stock options...........       291,125
Exercise of warrants................        20,600
Issuance of Common Stock and
  warrants, November 1998, net of
  offering costs....................    24,947,023
Unearned compensation expense.......       --
Amortization of unearned
  compensation expense..............       369,917
Net loss............................   (15,870,067)
                                      ------------
Balance, December 31, 1998..........  $ 49,517,685
                                      ------------
                                      ------------

   The accompanying notes are an integral part of these financial statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

     Algos Pharmaceutical Corporation (the Company), is engaged primarily in the development of proprietary analgesic and anesthetic products. Since its formation in January 1992, the Company has devoted a substantial portion of its efforts to developing products, licensing technology, filing regulatory applications and raising capital. The Company is subject to a number of risks common to companies in similar stages of development including, but not limited to, the lack of assurance of successful product development and regulatory approval, the absence of manufacturing, marketing and distribution capabilities, the risk of technological obsolescence, changes in pricing and customer demand and the ability to obtain future financing.

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

DEVELOPMENT STAGE ENTERPRISE

     The accompanying statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 7, 'Accounting and Reporting by Developing Stage Enterprises.'

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

     The Company considers money market securities that mature within three months of purchase to be cash equivalents. A bank certificate of deposit that serves as collateral for an irrevocable letter of credit required by the terms of the Company's lease agreement is included in restricted cash.

PROPERTY AND EQUIPMENT, NET

     Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the assets which range from three to ten years. Leasehold improvements are depreciated over the term of the lease. Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred.

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

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

LOSS PER SHARE

     Basic per share amounts are calculated by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted per share amounts are calculated by dividing the net loss applicable to common stock by the sum of the weighted average number of common shares outstanding and dilutive common share equivalents. Since the Company incurred losses in all periods presented, options and warrants to purchase 1,049,165, 1,028,405 and 1,563,537 shares of common stock that were outstanding at December 31, 1996, 1997, and 1998, and 100,000 shares of Convertible Series B Preferred Stock that were outstanding at December 31, 1996 were not included in diluted per share calculations, as their effect would be antidilutive.

RECENTLY ISSUED ACCOUNTING STANDARDS

     The following statements issued by the Financial Accounting Standards Board became effective in 1998: Statement of Financial Accounting Standards (SFAS)
No. 130 'Reporting Comprehensive Income,' SFAS No. 131, 'Disclosure About Segments of an Enterprise and Related Information,' and SFAS No. 132, 'Employers' Disclosure About Pensions and Other Postretirement Benefits.' The adoption of these standards did not have an impact on the Company's financial statements. SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities' is effective in the year 2000. Based on the Company's current business activities, the statement is not expected to have a material impact on the Company's financial statements.

3. MARKETABLE SECURITIES

     Marketable securities at December 31, 1997 and 1998 include the following debt securities:

                                                                                      ESTIMATED
                                                                       AMORTIZED         FAIR          UNREALIZED
                                                                         COST        MARKET VALUE    GAINS (LOSSES)
                                                                      -----------    ------------    --------------

U.S. Treasury and federal agency debt securities at December 31,
  1997.............................................................   $20,926,939    $ 20,958,130       $ 31,191
U.S. Treasury and federal agency debt securities at December 31,
  1998.............................................................   $13,054,352    $ 13,034,030       $(20,322)

     The securities are classified as held-to-maturity securities and are stated at their amortized cost. Noncurrent marketable securities have maturities in excess of one year and less than two years.

4. PROPERTY AND EQUIPMENT NET

     Property and equipment consist of the following:

                                                                            DECEMBER 31,
                                                                       ----------------------
                                                                         1997         1998
                                                                       --------    ----------

Leasehold improvements..............................................               $  515,491
Office furniture and equipment......................................   $152,727       631,140
Computer equipment..................................................    156,284       256,964
                                                                       --------    ----------
                                                                        309,011     1,403,595
Less accumulated depreciation.......................................    162,683       304,776
                                                                       --------    ----------
                                                                       $146,328    $1,098,819
                                                                       --------    ----------
                                                                       --------    ----------

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5. OTHER CURRENT LIABILITIES

     Other current liabilities consist of the following:

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1997        1998
                                                                         --------    --------

Accrued compensation..................................................   $346,797    $318,800
Accrued research expenses.............................................    392,618     475,244
                                                                         --------    --------
                                                                         $739,415    $794,044
                                                                         --------    --------
                                                                         --------    --------

6. INCOME TAXES

     At December 31, 1998, the Company had available net operating loss carryforwards and research and development credits for federal income tax purposes of approximately $28,400,000 and $1,100,000, respectively, which expire in the years 2009 through 2018. At December 31, 1998, the Company had available net operating loss carryforwards and research and development credits for state income tax purposes of approximately $29,000,000 and $800,000 respectively, which expire in the years 1999 through 2005. The use of federal net operating loss and credit carryforwards may be subject to limitations under section 382 of the Internal Revenue Code pertaining to changes in stock ownership. Due to the uncertainty of their realization, a full valuation allowance has been established for the potential income tax benefit of net operating loss and credit carryforwards and temporary differences. The increase in the valuation allowance amounted to $1,122,200, $4,745,000 and $7,563,500 in 1996, 1997, and
1998, respectively. Deferred tax assets (liabilities) for federal and state income taxes consist of the following:

                                                                         DECEMBER 31,
                                                                  ---------------------------
                                                                     1997            1998
                                                                  -----------    ------------

Net operating loss carryforwards...............................   $ 5,612,200    $ 12,283,200
Research and development tax credits...........................       987,600       1,900,000
License costs..................................................       360,700         338,800
Accrued liabilities and other..................................       211,700         225,200
Depreciation and amortization..................................         7,400          (4,100)
                                                                  -----------    ------------
Total deferred tax assets......................................     7,179,600      14,743,100
Valuation allowance............................................    (7,179,600)    (14,743,100)
                                                                  -----------    ------------
Net deferred tax assets........................................   $         0    $          0
                                                                  -----------    ------------
                                                                  -----------    ------------

7. COMMITMENTS

LICENSE AGREEMENTS

     The Company has licensed from a university certain patents and pending patent applications in the field of pain management. The Company is required to pay royalties equal to 4% of sales of licensed products. If the Company enters into sublicensing agreements for a covered product, the Company will pay the university 50% of royalty payments received from such sublicensees' net sales for each year until the payments total $500,000 for such year, 33% until the payments total an additional $500,000 for such year and 25% thereafter.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

LEASES

     Minimum payments under the Company's ten-year operating lease for its administrative offices are as follows:

1999..................................................................   $  268,620
2000..................................................................      268,620
2001..................................................................      268,620
2002..................................................................      268,620
2003..................................................................      296,708
Balance of term.......................................................    1,346,592

     The agreement provides the Company with an option to extend the lease term for an additional five-year period and an option to purchase the building during the fourth or fifth year of the initial lease term.

     Rent expense amounted to $22,475, $58,275 and $239,053 for the years ended December 31, 1996, 1997, and 1998 respectively and $365,252 cumulatively from the date of inception.

RESEARCH CONTRACTS

     The Company routinely contracts with universities, medical centers, contract research organizations and other institutions for the conduct of research and clinical studies on the Company's behalf. These agreements are generally for the duration of the contracted study and contain provisions that allow the Company to terminate the study prior to its completion.

EMPLOYMENT AGREEMENTS

     At December 31, 1998, the Company's minimum obligation for base salaries under employment agreements with officers amounted to approximately $567,000.

8. SIGNIFICANT AGREEMENTS

     In June 1996, the Company entered into a license agreement with McNeil Consumer Products Company, an affiliate of Johnson & Johnson, which provides McNeil with exclusive worldwide marketing rights to certain of the Company's products under development. McNeil is required to pay license fees contingent on the achievement of certain milestones, generally related to product development and patent issuances, and royalties based on sales of licensed products, if any. McNeil is responsible for development of the licensed products. The agreement may be terminated by McNeil upon 60 days notice. The Company received license payments of $2,000,000, $1,000,000, and $0 in 1996, 1997 and 1998, respectively, under the agreement.

     In December 1996, the Company entered into a development and marketing collaboration and license agreement with Interneuron Pharmaceuticals, Inc. for the development and commercialization of a product to treat acute migraine headache. The agreement grants to Interneuron rights, co-exclusive with Algos, to use Algos patents and know-how to manufacture and market the product. The development program is currently in an initial stage in which it is expected that Interneuron's development costs will exceed those of Algos, the agreement provides that the companies will generally share equally the remaining developments costs, including pre-clinical studies, clinical trials, and regulatory activities, and similarly share in marketing and profits of the resulting product, if any. After the initial stage of development, the agreement may be terminated by either Company with the terminating party retaining an interest in a resulting product, either in the form of a royalty on sales or the repayment of certain of its development costs.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     In 1996, the Company contributed certain intangible assets having no book value to a newly formed company, U.S. Dermatologics, Inc., and received preferred stock with an aggregate stated value and liquidation preference of $2,800,000 and all of the transferee's common stock. The common stock was subsequently distributed to the Company's stockholders, warrant holders and certain of its employees. The preferred stock provides for an annual cumulative dividend of 30%, which may be paid in the form of cash or common stock, and a share of other earnings. The preferred stock may be redeemed for the stated value plus accrued dividends at any time at the transferee's option or at the Company's option beginning in August 1999. The Company recorded no gain in connection with the transaction as management believes that realization is not assured. In 1998, the Company received $198,000 for certain consulting and administrative services provided to U.S. Dermatologics, Inc. for a transitional period which ended in June 1998.

9. STOCKHOLDERS' EQUITY

     In May 1996, the Company effected an 8.3-for-1 stock split of its Common Stock in the form of a stock dividend. All historical Common Stock and per share data have been restated to reflect the stock split.

CONVERTIBLE PREFERRED STOCK

     The Company is authorized to issue 10,000,000 shares of $.01 par value per share preferred stock with rights, preferences and limitations determined by the Board of Directors of the Company.

     In 1994, the Company issued a total of 702,500 shares of convertible Series A Preferred Stock and received net proceeds of $6,609,015 and services valued at $25,000. In 1996, an additional 5,000 shares were issued upon conversion of an outstanding warrant. In connection with the Company's 1996 initial public offering of Common Stock, each outstanding share of convertible Series A Preferred Stock was converted to 8.3 shares of Common Stock.

     In 1996, the Company issued 100,000 shares of convertible Series B Preferred Stock in connection with an amendment to a license agreement with a university and recorded an administrative expense of $915,000 for the estimated fair value of the stock. In 1997, each share of convertible Series B Preferred Stock was converted by the holder to one share of Common Stock.

WARRANTS

     In 1994, in connection with the sale of convertible Series A Preferred Stock, certain selling agents received warrants to purchase an aggregate of 40,750 shares of convertible Series A Preferred Stock. In connection with the Company's 1996 initial public offering of Common Stock, outstanding warrants to purchase an aggregate of 35,750 shares of convertible Series A Preferred Stock were converted to warrants to purchase an aggregate of 296,725 shares of Common Stock. The warrants entitle the holders to purchase shares of Common Stock at an exercise price of $1.20 per share and expire in 2001. Of these warrants, warrants to purchase 247,755 and 230,657 shares of Common Stock remain outstanding, as of December 31, 1997 and 1998, respectively, and are exercisable.

     In 1998, the Company sold 1,000,000 shares of its Common Stock together with a warrant to purchase 250,000 shares of common stock for an aggregate purchase price of $25,000,000. For financial statement purposes, the Company has assigned $2,000,000 of the aggregate purchase price to the estimated fair value of the warrant. The warrant, which is outstanding at December 31, 1998 and exercisable November 9, 1999, entitles the holder to purchase shares of Common Stock at an exercise price of $25.00 per share and expires in 2003.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

STOCK OPTION PLANS

     The Company's 1996 Stock Option Plan permits the grant of non-qualified stock options and incentive stock options to purchase an aggregate of 1,215,000 shares of authorized but unissued or reacquired shares of Common Stock. The Compensation Committee of the Board of Directors has the authority to select the persons to whom grants are to be made, to designate the number of shares of Common Stock to be covered by such grants, to determine the exercise price of options, to establish the vesting period of options, to establish the contractual life of options, and to take all other actions for the administration of the 1996 Stock Option Plan. The 1996 Stock Option Plan permits the Compensation Committee to allow payment of the option exercise price to be made in cash or by delivery of shares of Common Stock valued at their fair market value on the date of exercise or delivery of other property, or by a recourse promissory note payable to the Company, or by a combination of the foregoing. Unless sooner terminated by the Board of Directors, the 1996 Stock Option Plan will expire in 2006.

     The Company's 1996 Non-Employee Director Stock Option Plan (the Director
Plan) covers 83,000 authorized but unissued or reacquired shares of Common Stock and is intended to assist the Company in attracting and retaining qualified non-employee directors. The Director Plan is administered by the Board of Directors and provides for automatic grants of non-qualified stock options to purchase 10,000 shares of Common Stock to each non-employee director at the time of initial appointment or Election to the Board of Directors. The exercise price of the options shall be the fair market value of a share of Common Stock on the date of grant. Each option shall generally become exercisable in cumulative annual installments of one-third on each of the first three annual meetings of the Company's stockholders following the date of grant so long as the non-employee director continues to serve as a director of the Company. In addition, each non-employee director shall be granted an option to purchase 5,000 shares of Common Stock on an annual basis. Unless sooner terminated by the Board of Directors, the Director Plan will expire in 2006. The Company's Board of Directors has authorized, subject to shareholder approval, an increase of 200,000 in the number of shares available under the Director Plan and a change to 10,000 in the number of shares subject to options granted each non-employee director on an annual basis.

     In 1994, 1995 and 1996, the Company also granted stock options under prior plans.

     The following table summarizes stock option activity for the years ended December 31, 1996, 1997, and 1998:

                                                                                      WEIGHTED
                                                                                      AVERAGE
                                                                                      EXERCISE
                                                                          SHARES       PRICE
                                                                         ---------    --------
Outstanding December 31, 1995.........................................     597,600     $ 0.13
Granted...............................................................     316,690     $ 3.13
Exercised.............................................................    (161,850)    $ 0.12
Cancelled.............................................................
                                                                         ---------
Outstanding December 31, 1996.........................................     752,440     $ 1.39
Granted...............................................................     166,500     $16.62
Exercised.............................................................    (133,630)    $ 0.12
Cancelled.............................................................      (4,660)    $ 4.21
                                                                         ---------
Outstanding December 31, 1997.........................................     780,650     $ 4.81
Granted...............................................................     382,520     $31.34
Exercised.............................................................     (59,850)    $ 4.86
Cancelled.............................................................     (20,440)    $15.98
                                                                         ---------
Outstanding December 31, 1998.........................................   1,082,880     $13.97
                                                                         ---------
                                                                         ---------

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Options exercisable at December 31, 1996, 1997 and 1998 were 343,530, 503,216 and 656,230, respectively.

     A summary of stock options outstanding as of December 31, 1998 is as follows:

                                                                                    WEIGHTED
                                                                                     AVERAGE      WEIGHTED
                                                                                    REMAINING     AVERAGE
                                                                                   CONTRACTUAL    EXERCISE
                     RANGE OF EXERCISE PRICES                          NUMBER         LIFE         PRICE
-------------------------------------------------------------------   ---------    -----------    --------
$ 0.12 - $ 0.13....................................................     506,300        2.0         $ 0.13
$10.00 - $15.00....................................................     118,000        6.7         $14.39
$15.01 - $20.00....................................................      67,100        7.1         $17.12
$20.01 - $25.00....................................................         840        7.1         $23.58
$25.01 - $30.00....................................................      89,340        7.1         $27.67
$30.01 - $40.00....................................................     301,300        7.1         $32.27
                                                                      ---------
                                                                      1,082,880        4.7         $13.97
                                                                      ---------
                                                                      ---------

     A summary of stock options exercisable as of December 31, 1998 is as follows:

                                                                                      WEIGHTED
                                                                                      AVERAGE
                                                                                      EXERCISE
                        RANGE OF EXERCISE PRICES                           NUMBER      PRICE
------------------------------------------------------------------------   -------    --------
$ 0.12 - $ 0.13.........................................................   452,350     $ 0.13
$10.00 - $15.00.........................................................    78,632     $14.36
$15.01 - $20.00.........................................................    33,500     $17.10
$20.01 - $25.00.........................................................        30     $24.25
$25.01 - $30.00.........................................................    22,400     $27.69
$30.01 - $40.00.........................................................    69,318     $32.45
                                                                           -------
                                                                           656,230     $ 7.06
                                                                           -------
                                                                           -------

                                                                               1996      1997      1998
                                                                              ------    ------    ------
Weighted average fair value at grant date of options granted during the year:
     Exercise price equal to market value of stock.........................   $ 4.30    $11.13    $20.53
     Exercise price less than market value of stock........................   $ 4.60              $23.03
Weighted average exercise price of options granted during the year
     Exercise price equal to market value of stock.........................   $13.06    $16.62    $31.35
     Exercise price less than market value of stock........................   $ 0.13              $31.31

     The fair value of each option grant is estimated using the Black-Scholes option pricing model for grants after the Company's October 1996 initial public offering of Common Stock and a minimum value method for prior grants. The following weighted-average assumptions were used for grants in 1996, 1997, and 1998 respectively: no dividend yield for all years, risk-free interest rates of 6.2%, 6.3%, and 5.4%, expected lives of 3.9, 5.0, and 5.0 and expected volatility of 55%, 60%, and 60%.

     In 1998, Algos granted certain options subject to shareholder approval of an increase of 800,000 in the number of shares of Common Stock issuable under the 1996 Stock Option Plan. Unearned compensation expense of $227,318 was recorded for the increase in the market value of Common Stock between the grant date and the June 1998 approval date which is being amortized over the four-year vesting period of the options.

     The Company records compensation expense for stock option grants in accordance with APB No. 25, 'Accounting for Stock Issued to Employees.' Had the Company elected to record

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

compensation for stock option grants in accordance with SFAS No. 123, 'Accounting for Stock-Based Compensation,' the Company's pro forma net loss and loss per share amounts would be as follows:

                                                      1996           1997            1998
                                                   -----------    -----------    ------------
Net loss........................................   $(3,118,334)   $(9,480,118)   $(18,217,788)
Net loss per common share, basic and diluted....     $(0.37)        $(0.60)        $(1.13)

     Pro forma amounts reflect options granted after 1994 and are not likely to be representative of amounts in future years, as additional options are awarded and vested.

10. OTHER RELATED PARTY TRANSACTIONS

     Certain directors and shareholders of the Company have been associated with law firms that rendered various legal services to the Company. The Company recorded charges of approximately $443,000, $165,000, and $47,000 in 1996, 1997, and 1998 respectively, and $837,000 from the date of inception, for those services, including services rendered in connection with issuances of stock. As of December 31, 1997 and 1998, $0 and $13,900 of these charges were unpaid, respectively.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

     The information required by Item 10, Directors and Executive Officers of the Registrant: Item 11, Executive Compensation; Item 12, Security Ownership of certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions, will be included in and is incorporated by reference from the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of its fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements:

PAGE
NO.                                                     DESCRIPTION
----                                                    -----------

 17    -- Report of Independent Accountants
 18    -- Balance Sheets as of December 31, 1997 and 1998
 19    -- Statements of Operations for the years ended December 31, 1996, 1997 and 1998 and cumulative from inception to December 31, 1998
 20    -- Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998 and cumulative from inception to December 31, 1998
 21    -- Statements of Changes in Stockholders' Equity from inception to December 31, 1998
 22    -- Notes to Financial Statements

     (a)(3) Exhibits:

EXHIBIT
  NO.                                                        TITLE
--------                                                     -----

  1.1     -- Purchase and Registration Rights Agreement, dated as of November 9.(6)
  3.1     -- Amended and Restated Certificate of Incorporation of Algos Pharmaceutical Corporation(1)
  3.2     -- Amended and Restated By-laws of Algos Pharmaceutical Corporation(1)
  4.1     -- Form of Stock Certificate of Common Stock(1)
  4.2     -- Warrant to Purchase 250,000 Shares of Common Stock of Algos Pharmaceutical Corporation and Biotech Target
             S.A., a Panamanian corporation, dated November 9, 1998(6)
  5.1     -- Opinion of Latham & Watkins as to the validity of the Common Stock(1)
 10.1.1   -- Employment Agreement with Respect to John W. Lyle(4)
 10.1.3   -- Employment Agreement with Respect to Frank S. Caruso(1)
 10.1.4   -- Employment Agreement with Respect to Joseph Sardella(5)
 10.2.1   -- 1994 Stock Option Plan(1)
 10.2.2   -- 1996 Stock Option Plan(1)
 10.2.3   -- 1996 Non-Employee Director Stock Option Plan(2)
 10.3.1   -- Algos Pharmaceutical Corporation Stockholders' Agreement(1)
 10.4.1   -- License Agreement with The Medical College of Virginia(1)(A)
 10.4.2   -- License Agreement with McNeil Consumer Products Company(1)(A)
 10.4.3   -- Registration Rights Agreement with The Medical College of Virginia(1)
 10.5     -- Lease Agreement with Commercial Realty & Resources Corp.(3)
 21       -- Subsidiaries of the Registrant(1)
 23.1     -- Consent of PricewaterhouseCoopers LLP
 27       -- Financial Data Schedule, December 31, 1998
 99       -- Risk Factors

------------

 (1) Incorporated by reference to the Registrant's registration statement on Form S-1 declared effective on September 25, 1996.

 (2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

 (3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

 (4) Incorporated by Reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997

 (5) Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

 (6) Incorporated by Reference to the Registrant's registration statement on Form S-3 dated March 10, 1999.

(A) Portions of this Exhibit have received confidential treatment pursuant to Rule 406(b) under the Securities Act.

     (b) Reports on Form 8-K:

         None

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

                   NAME                                        TITLE                              DATE
                   ----                                        -----                              ----

             /s/ JOHN W. LYLE               President, Chief Executive Officer               March 30, 1999
 .........................................    and Director
               JOHN W. LYLE

          /s/ DONALD G. DRAPKIN             Director                                         March 30, 1999
 .........................................
            DONALD G. DRAPKIN

            /s/ MICHAEL HYATT               Director                                         March 30, 1999
 .........................................
              MICHAEL HYATT

           /s/ ROGER H. KIMMEL              Director                                         March 30, 1999
 .........................................
             ROGER H. KIMMEL

           /s/ JAMES R. LEDLEY              Assistant Secretary and Director                 March 30, 1999
 .........................................
             JAMES R. LEDLEY

           /s/ DIETER A. SULSER             Director                                         March 30, 1999
 .........................................
             DIETER A. SULSER

             /s/ GARY ANTHONY               Chief Financial Officer                          March 30, 1999
 .........................................
               GARY ANTHONY

                            STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as................................'TM'
The registered trademark symbol shall be expressed as......................'r'