Form 10-K405/A
period 1998-12-31
ALGOS PHARMACEUTICAL CORP
filed 1999-04-30
CIK 924862

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
   [x]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ________ TO __________
                     COMMISSION FILE NO. 000 - 28844

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     See Part III hereof with respect to incorporation by reference from the Registrant's Definitive Proxy Statement to be filed, pursuant to Regulation 14A under the Securities Exchange Act of 1934.

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

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                              1994       1995       1996        1997        1998
                                                             -------    -------    -------    --------    --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

Statement of Operations Data:
     Revenues.............................................   $ --       $ --       $ 2,000    $  1,000    $  --
     Operating expenses:
          Research and development........................       654      1,615      3,344       9,799      13,085
          Selling, general and administrative.............       623        760      2,466       2,458       4,813
                                                             -------    -------    -------    --------    --------
               Total operating expenses...................     1,277      2,375      5,810      12,257      17,898
                                                             -------    -------    -------    --------    --------
     Interest income......................................       153        253        723       2,435       2,028
     Net loss.............................................   $(1,124)   $(2,122)   $(3,087)   $ (8,822)   $(15,870)
                                                             -------    -------    -------    --------    --------
                                                             -------    -------    -------    --------    --------
     Net loss per common share, basic and diluted.........              $(0.35)    $(0.36)    $(0.56)     $(0.98)
                                                                        -------    -------    --------    --------
                                                                        -------    -------    --------    --------
     Weighted average common shares outstanding, basic and
       diluted............................................                6,003      8,535      15,863      16,144
                                                                        -------    -------    --------    --------
                                                                        -------    -------    --------    --------


                                                                                 DECEMBER 31,
                                                             -----------------------------------------------------
                                                              1994       1995       1996        1997        1998
                                                             -------    -------    -------    --------    --------
                                                                                (IN THOUSANDS)

Balance Sheet Data:
     Cash, cash equivalents, marketable securities and
       interest receivable................................   $ 5,634    $ 3,707    $48,576    $ 41,658    $ 50,497
     Working capital......................................     5,503      3,419     47,932      36,368      44,216
     Total assets.........................................     5,765      3,820     49,202      42,360      52,430
     Deficit accumulated during the development stage.....    (1,766)    (3,888)    (6,976)    (15,798)    (31,668)
     Total stockholders' equity...........................     5,618      3,521     48,228      39,759      49,518

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

     Algos is in the process of evaluating the impact of the Year 2000 Issue and currently believes that the financial and operational systems of Algos, as currently used, will function adequately with respect to the Year 2000 Issue given that Algos is not significantly reliant on its computer software applications and systems during its developmental stage. However, if certain data management and statistical applications do not function properly, the analysis and reporting of study results could be delayed and the timing of subsequent development activities and regulatory filings adversely affected. In addition, Algos has very limited information concerning the compliance status of its third party contractors. Algos' current third party contractors generally test Algos products and provide Algos with the results of those tests. Algos believes that any Year 2000 Issue for such third-party contractors would not be material, since many activities could be performed without the aid of a computer. As part of the commercialization of MorphiDex'TM', Algos intends to have third parties manufacture and distribute its products. Algos will place significant dependence on the third parties' computer systems for purchasing, production, customer order entry and invoicing and other related activities. A disruption in these systems could result in lost revenue from inventory shortages, improper execution of customer orders and/or delays in the resolution and collection of outstanding invoices. Algos will evaluate each potential third party manufacturer's and distributor's readiness for the Year 2000 Issue and will reevaluate the Year 2000 Issue as it relates to Algos as part of its preparation for the commercialization of MorphiDex'TM'. Algos has filed an NDA for MorphiDex'TM' and may make significant additions to and changes in its existing computer software applications and systems and/or the use of such systems in anticipation of the possible commercialization of MorphiDex'TM'. If Algos makes any such additions or changes, it would affect Algos' exposure to the Year 2000 Issue since Algos would become more reliant on its computer software applications and systems. Therefore, Algos' assessment of its Year 2000 Issue is not complete and Algos cannot complete its assessment or develop any contingency plans until mid-1999.

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

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTEPRISE)
                            STATEMENT OF OPERATIONS

                                                                                                  CUMULATIVE FROM
                                                         FOR THE YEAR ENDED DECEMBER 31,           INCEPTION TO
                                                   -------------------------------------------     DECEMBER 31,
                                                      1996            1997            1998             1998
                                                   -----------    ------------    ------------    ---------------

Revenues........................................   $ 2,000,000    $  1,000,000    $         --     $   3,311,000
                                                   -----------    ------------    ------------    ---------------
Operating expenses:
     Research and development...................     3,343,616       9,799,358      13,085,499        28,662,130
     Selling, general and administrative........     2,466,577       2,458,411       4,813,277        11,926,527
                                                   -----------    ------------    ------------    ---------------
          Total operating expenses..............     5,810,193      12,257,769      17,898,776        40,588,657
                                                   -----------    ------------    ------------    ---------------
Loss from operations............................    (3,810,193)    (11,257,769)    (17,898,776)      (37,277,657)
Interest income.................................       722,715       2,435,215       2,028,709         5,609,363
                                                   -----------    ------------    ------------    ---------------
Net loss........................................   $(3,087,478)   $ (8,822,554)   $(15,870,067)    $ (31,668,294)
                                                   -----------    ------------    ------------    ---------------
                                                   -----------    ------------    ------------    ---------------
Net loss per common share, basic and diluted....     $(0.36)        $(0.56)         $(0.98)
                                                   -----------    ------------    ------------
                                                   -----------    ------------    ------------
Weighted average common shares outstanding,
  basic and diluted.............................     8,535,080      15,862,562      16,144,484
                                                   -----------    ------------    ------------
                                                   -----------    ------------    ------------

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

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FROM INCEPTION TO DECEMBER 31, 1998

                                                                                                   DEFICIT
                           CONVERTIBLE                                                           ACCUMULATED
                         PREFERRED STOCK        COMMON STOCK        ADDITIONAL      UNEARNED      DURING THE       TOTAL
                        -----------------   ---------------------     PAID IN     COMPENSATION   DEVELOPMENT    STOCKHOLDERS'
                         SHARES    AMOUNT     SHARES      AMOUNT      CAPITAL       EXPENSE         STAGE          EQUITY
                        --------   ------   ----------   --------   -----------   ------------   ------------   ------------
Issuance of Common
  Stock, January 1992,
  $.10 per share......                       4,841,664   $ 48,417   $   451,583                                 $    500,000
Issuance of Common
  Stock for
  technology, January
  1992, $.10 per
  share...............                         968,336      9,683        90,317                                      100,000
Net loss..............                                                                           $   (385,434)      (385,434)
                        --------   ------   ----------   --------   -----------   ------------   ------------   ------------
Balance, December 31,
  1992................                       5,810,000     58,100       541,900                      (385,434)       214,566
Capital contributions,
  including $25,000 of
  technology..........                                                  150,000                                      150,000
Net loss..............                                                                               (256,640)      (256,640)
                        --------   ------   ----------   --------   -----------   ------------   ------------   ------------
Balance, December 31,
  1993................                       5,810,000     58,100       691,900                      (642,074)       107,926
Issuance of Series A
  Preferred Stock, May
  through August 1994,
  $10.00 per share,
  net of offering
  costs...............   700,000   $7,000                             6,602,015                                    6,609,015
Issuance of Series A
  Preferred Stock for
  services, May 1994,
  $10.00 per share....     2,500      25                                 24,975                                       25,000
Exercise of stock
  options.............                             415          4            46                                           50
Net loss..............                                                                             (1,123.686)    (1,123.686)
                        --------   ------   ----------   --------   -----------   ------------   ------------   ------------
Balance, December 31,
  1994................   702,500   7,025     5,810,415     58,104     7,318,936                    (1,765,760)     5,618,305
Exercise of stock
  options.............                         199,615      1,996        22,954                                       24,950
Net loss..............                                                                             (2,122,435)    (2,122,435)
                        --------   ------   ----------   --------   -----------   ------------   ------------   ------------
Balance, December 31,
  1995................   702,500   7,025     6,010,030     60,100     7,341,890                    (3,888,195)     3,520,820
Exercise of
  warrants............      5000      50                                 49,950                                       50,000
Issuance of Series B
  Preferred Stock
  under license
  agreement, June
  1996, $9.15 per
  share...............   100,000   1,000                                914,000                                      915,000
Exercise of stock
  options.............                         161,821      1,618        17,851                                       19,469
Issuance of Common
  Stock, October 1996,
  $14.00 per share,
  net of offering
  costs...............                       3,625,000     36,250    46,349,520                                   46,385,770
Conversion of Series A
  Preferred Stock.....  (707,500)  (7,075)   5,872,250     58,723       (51,648)
Unearned compensation
  expense.............                                                1,280,840   $(1,280,840)
Amortization of
  unearned
  compensation
  expense.............                                                                424,690                        424,690
Net loss..............                                                                             (3,087,478)    (3,087,478)
                        --------   ------   ----------   --------   -----------   ------------   ------------   ------------
Balance, December 31,
  1996................   100,000   1,000    15,669,101    156,691    55,902,403      (856,150)     (6,975,673)    48,228,271
Exercise of stock
  options.............                         133,630      1,336        14,764                                       16,100
Exercise of
  warrants............                          48,970        490        58,511                                       59,001
Conversion of Series B
  Preferred Stock.....  (100,000)  (1,000)     100,000      1,000
Unearned compensation
  expense.............                                                  175,826      (175,826)
Amortization of
  unearned
  compensation
  expense.............                                                                278,269                        278,269
Net loss..............                                                                             (8,822,554)    (8,822,554)
                        --------   ------   ----------   --------   -----------   ------------   ------------   ------------
Balance, December
  31,1997.............                      15,951,701    159,517    56,151,504      (753,707)    (15,798,227)    39,759,087
Exercise of stock
  options.............                          59,850        599       290,526                                      291,125
Exercise of
  warrants............                          17,098        171        20,429                                       20,600
Issuance of Common
  Stock and warrants,
  November 1998, net
  of offering costs...                       1,000,000     10,000    24,937,023                                   24,947,023
Unearned compensation
  expense.............                                                  227,318      (227,318)                       --
Amortization of
  unearned
  compensation
  expense.............                                                                369,917                        369,917
Net loss..............                                                                            (15,870,067)   (15,870,067)
                        --------   ------   ----------   --------   -----------   ------------   ------------   ------------
Balance, December 31,
  1998................     --      $--      17,028,649   $170,287   $81,626,800   $  (611,108)   $(31,668,294)  $ 49,517,685
                        --------   ------   ----------   --------   -----------   ------------   ------------   ------------
                        --------   ------   ----------   --------   -----------   ------------   ------------   ------------

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements:

PAGE
NO.                                                     DESCRIPTION
----   --------------------------------------------------------------------------------------------------------------

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

     (a)(3) Exhibits:

EXHIBIT
  NO.                                                        TITLE
--------  ------------------------------------------------------------------------------------------------------------

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

                   NAME                                        TITLE                              DATE
------------------------------------------  --------------------------------------------   -------------------

             /s/ JOHN W. LYLE               President, Chief Executive Officer               April 30, 1999
 .........................................    and Director
               JOHN W. LYLE

          /s/ DONALD G. DRAPKIN             Director                                         April 30, 1999
 .........................................
            DONALD G. DRAPKIN

            /s/ MICHAEL HYATT               Director                                         April 30, 1999
 .........................................
              MICHAEL HYATT

           /s/ ROGER H. KIMMEL              Director                                         April 30, 1999
 .........................................
             ROGER H. KIMMEL

           /s/ JAMES R. LEDLEY              Assistant Secretary and Director                 April 30, 1999
 .........................................
             JAMES R. LEDLEY

           /s/ DIETER A. SULSER             Director                                         April 30, 1999
 .........................................
             DIETER A. SULSER

             /s/ GARY ANTHONY               Chief Financial Officer and Principal            April 30, 1999
 .........................................    Accounting Officer
               GARY ANTHONY


                           STATEMENT OF DIFFERENCES

      The trademark symbol shall be expressed as ..................... 'TM'
      The registered trademark symbol shall be expressed as ..........  'r'