Form 10-Q
period 1999-03-31
ALGOS PHARMACEUTICAL CORP
filed 1999-05-17
CIK 924862

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from -------------------- to --------------------

Commission File Number

                        ALGOS PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                  22-3142274
    (State or other jurisdiction           (I.R.S. Employer Identification No.)
  of incorporation or organization)

              1333 Campus Parkway, Neptune, New Jersey, 07753-6815
                    (Address of principal executive offices)

                                  732-938-5959
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days. Yes X No
                 ---   ---

The aggregate number of shares of the Registrant's common stock outstanding on April 23, 1999 was 17,353,545.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS
                                  (Unaudited)


                                                        December 31,         March 31,
                                                           1998               1999
                                                           ----               ----
ASSETS

Current assets:

  Cash and cash equivalents                              $37,025,445      $28,529,862
  Marketable securities, current                           9,001,528       13,888,702
  Interest receivable                                        417,042          268,203
  Prepaid expenses and other current assets                  683,866          629,456
                                                         -----------      -----------
    Total current assets                                  47,127,881       43,316,223
Marketable securities, noncurrent                          4,052,824        4,042,709
Restricted cash                                              150,000          150,000
Property and equipment, net                                1,098,819        1,152,266
                                                         -----------      -----------
    Total assets                                         $52,429,524      $48,661,198
                                                         -----------      -----------
                                                         -----------      -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $ 2,117,795      $ 3,561,978
  Other current liabilities                                  794,044          741,696
                                                         -----------      -----------
    Total current liabilities                              2,911,839        4,303,674
                                                         -----------      -----------
Commitments
Stockholders' equity:
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 17,028,649 and 17,353,045 shares
    issued and outstanding, respectively                     170,287          173,531
  Additional paid-in-capital                              81,626,800       81,781,877
  Unearned compensation expense                             (611,108)        (519,010)
  Deficit accumulated during the development stage       (31,668,294)     (37,078,874)
                                                         -----------      -----------
    Total stockholders' equity                            49,517,685       44,357,524
                                                         -----------      -----------
    Total liabilities and stockholders' equity           $52,429,524      $48,661,198
                                                         -----------      -----------
                                                         -----------      -----------



   The accompanying notes are an integral part of these financial statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                         For the three months ended       Cumulative
                                                                 March 31,              from inception
                                                      --------------------------------    to March 31,
                                                           1998            1999              1999
                                                           ----            ----              ----
 Revenues                                               $          -     $          -     $  3,311,000
                                                      --------------- ---------------- ----------------
 Operating expenses:
   Research and development                                3,220,459        2,516,989       31,179,119
   Selling, general and administrative                       741,532        3,462,049       15,388,576
                                                      --------------- ---------------- ----------------
     Total operating expenses                              3,961,991        5,979,038       46,567,695
                                                      --------------- ---------------- ----------------

Loss from operations                                      (3,961,991)      (5,979,038)     (43,256,695)
Interest income                                              564,189          568,458        6,177,821
                                                      --------------- ---------------- ----------------
 Net loss                                               $ (3,397,802)    $ (5,410,580)    $(37,078,874)
                                                      =============== ================ ================

 Net loss per common share, basic and diluted           $      (0.21)    $      (0.31)
                                                      =============== ================
 Weighted average common
   shares, outstanding basic and diluted                  15,955,367       17,299,134
                                                      =============== ================


   The accompanying notes are an integral part of these financial statements

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A Development Stage Enterprise)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)






                                                                   For the three months ended         Cumulative
                                                                            March 31,               from inception
                                                                  --------------------------------   to March 31,
                                                                       1998            1999             1999
                                                                       ----            ----             ----
Cash flows from operating activities                               $ (3,011,963)     ($3,706,149)       $(31,267,627)

Cash flows from investing activities:
    Investment in marketable securities                             (15,035,672)      (9,842,358)        (76,753,015)
    Redemption of marketable securities                               7,968,575        5,000,000          58,853,072
    Purchases of property and equipment                                 (69,430)        (105,397)         (1,508,992)
                                                               ----------------- ----------------  ------------------
    Net cash used in investing activities                            (7,136,527)      (4,947,755)        (19,408,935)
                                                               ----------------- ----------------  ------------------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock                                                              6,659,015
    Proceeds from issuance of common stock                              123,126          158,321          72,547,409
                                                               ----------------- ----------------  ------------------
    Net cash provided by financing activities                           123,126          158,321          79,206,424
                                                               ----------------- ----------------  ------------------

Net increase (decrease) in cash and cash equivalents                (10,025,364)      (8,495,583)         28,529,862
Cash and cash equivalents, beginning of period                       20,246,152       37,025,445                   -
                                                               ----------------- ----------------  ------------------
Cash and cash equivalents, end of period                           $ 10,220,788     $ 28,529,862        $ 28,529,862
                                                               ================= ================  ==================


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

2. LOSS PER SHARE

     Since the Company incurred net losses in all periods presented, outstanding options and warrants to purchase an aggregate of 1,060,455 and 1,508,481 shares of Common Stock at March 31, 1998 and 1999, respectively, were not included in diluted per share calculations, as their effect would be antidilutive.

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

     The Company has incurred losses since its inception and expects to incur losses in the future. The Company's product development expenses may increase as additional drugs are developed. In August 1998, the Company filed a New Drug Application (NDA) for its most developmentally advanced drug, MorphiDex'r'. The Company may incur significant costs associated with the possible commercialization of MorphiDex'r' prior to the first commercial sale of the product, including the purchase of inventory, the establishment of a sales force, the preparation of promotional plans and materials, additions to and changes in financial and operating systems, and other related administrative expenses.

Results of Operations

Three months ended March 31, 1998 and 1999

Research and development:

     In the three months ended March 31, 1999, research and development expenses were $2.5 million, a decrease of approximately $700,000, or 22%, from 1998. In 1999, expenses decreased due to the impact in 1998 of large-scale, advanced clinical trials and toxicology studies of MorphiDex'r' and the conduct of formulation and manufacture of HydrocoDex'TM'clinical supplies. These effects were offset by expenses related to Phase II clinical studies of HydrocoDex'TM' in 1999.

Selling, general and administrative:

     In the three months ended March 31, 1999, selling, general and administrative expenses were $3.5 million, an increase of $2.7 million from 1998. The significant increase was primarily attributable to the possible future commercialization of products including fees to sales and marketing consultants, educational materials and activities, and the addition of marketing personnel, as well as the general expansion of the Company's business activities.

Liquidity and Capital Resources

     As a result of its drug development efforts, the Company has experienced net cash outflows from operations since its inception in 1992. In the three months ended March 31, 1999, cash outflows from operations amounted to approximately $3.7 million compared to $3.0 million in the first quarter of 1998, primarily as a result of its increased expenses related to the possible commercialization of MorphiDex'r'.

     The Company intends to continue certain pre-commercialization activities and ongoing large-scale clinical trials for MorphiDex'r' in 1999 and has entered into several research and development commitments for HydrocoDex'TM'. The Company expects to incur product development expenses as clinical trials of MorphiDex'r' continue and other drugs that the Company currently has under development, including HydrocoDex'TM' move into advanced clinical trials and as additional drugs are developed and research and development staff increased. In August 1998, the Company filed an NDA for MorphiDex'r'. Algos may incur significant costs associated with the possible commercialization of MorphiDex'r' prior to the first commercial sale of the product, including the purchase of inventory, the establishment of a sales force, the preparation of promotional plans and materials, additions to and changes in financial and operating systems and other related administrative expenses. The Company currently expects that its cash and marketable securities at March 31, 1999 will be sufficient to fund its development activities for approximately two years and provide for certain pre-launch activities based upon the Company's current schedule of clinical trials and level of business activities. However, if a significant portion of existing funds is required in the preparation for the possible commercialization of MorphiDex'r', or if additional trials are necessary or advisable, or if additional products are developed, the Company may require additional funds. In the event that revenue and income from successful product introductions or other internally generated funds are insufficient for such efforts, the Company will need to raise additional funds either by incurring debt, issuing additional equity or through collaborative or license arrangements to ensure continuity of operations. There is no assurance that the Company would be able to obtain such additional financing on terms acceptable to the Company.

     The Company's future funding requirements will depend on a number of factors, including: the amount of resources required for the establishment of sales and distribution capabilities; the preparation of promotional plans and materials and other activities in preparation for the possible commercialization of MorphiDex'r'; the results of its development efforts; the timing and costs of obtaining required regulatory approvals; the commercialization of competing products; the execution of licensing or other collaborative research agreements on terms acceptable to the Company; and the cost of prosecuting and defending patents.

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

     Algos is in the process of evaluating the impact of the Year 2000 Issue and currently believes that the financial and operational systems of Algos, as currently used, will function adequately with respect to the Year 2000 Issue given that Algos is not significantly reliant on its computer software applications and systems during its developmental stage. However, if certain data management and statistical applications do not function properly, the analysis and reporting of study results could be delayed and the timing of subsequent development activities and regulatory filings adversely affected. In addition, Algos has very limited information concerning the compliance status of its third-party contractors. Algos' current third party contractors generally test Algos products and provide Algos with the results of those tests. Algos believes that any Year 2000 Issue for such third-party contractors would not be material, since many activities could be performed without the aid of a computer. As part of the commercialization of MorphiDex'r', Algos intends to have third parties manufacture and distribute its products. Algos will place significant dependence on the third parties' computer systems for purchasing, production, customer order entry and invoicing and other related activities. A disruption in these systems could result in lost revenue from inventory shortages, improper execution of customer orders and/or delays in the resolution and collection of outstanding invoices. Algos will evaluate each potential third-party manufacturer's and distributor's readiness for the Year 2000 Issue and will reevaluate the Year 2000 Issue as it relates to Algos as part of its preparation for the commercialization of MorphiDex'r'. Algos has filed an NDA for MorphiDex'r' and may make significant additions to and changes in its existing computer software applications and systems and/or the use of such systems in anticipation of the possible commercialization of MorphiDex'r'. If Algos makes any such additions or changes, it would affect Algos' exposure to the Year 2000 Issue since Algos would become more reliant on its computer software applications and systems. Therefore, Algos' assessment of its Year 2000 Issue is not complete and Algos cannot complete its assessment or develop any contingency plans until mid-1999.

     At this time, Algos does not expect that the cost of its Year 2000 Issue compliance program will be material to its business, financial condition or results of operations and does not currently anticipate any material disruption in its operations. Algos has not incurred more than $10,000 of costs to date related to the Year 2000 Issue.

Forward Looking Statements

     This Report contains "forward-looking" statements, within the meaning of
Section 27A of Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, that are based on management's beliefs and assumptions, current expectations, estimates and projections. Statements that are not historical facts, including statements which are preceded by, followed by, or that include the words "believes;" "anticipates;" "plans;" "expects;" or similar expressions and statements about the Company's development or commercialization schedules and future use of funds are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. The reader should not rely on any forward-looking statement. The Company undertakes no obligations to update any forward-looking statements whether as a result of new information, future events or otherwise. Important factors that may affect future results include, but are not limited to: uncertainty associated with pre-clinical studies and clinical trials and regulatory approval; uncertainty of market acceptance of new products; impact of competitive products and pricing; product development; changes in laws and regulations; customer demand; possible future litigation; the availability of future financing and reimbursement policies of government and private health insurers and others. Readers should evaluate any statement in light of these important factors. See "Risk Factors".

Item 6.  Exhibits and Reports on Form 8-K

 (3) Exhibits:

Exhibit
No.            Title
------- ----------------------------------------------------
1.1     --Purchase and Registration Rights Agreement, dated as of November 9, 1998(6)
3.1     --Amended and Restated Certificate of Incorporation of Algos
          Pharmaceutical Corporation(1)
3.2     --Amended and Restated By-laws of Algos Pharmaceutical Corporation(1)
4.1     --Form of Stock Certificate of Common Stock(1)
4.2     --Warrant to Purchase 250,000 Shares of Common Stock of Algos
          Pharmaceutical Corporation and Biotech Target S.A., a Panamanian
          corporation, dated November 9, 1998(6)
5.1     --Opinion of Latham & Watkins as to the validity of the Common Stock(1)
10.1.1  --Employment Agreement with Respect to John W. Lyle(4)
10.1.3  --Employment Agreement with Respect to Frank S. Caruso(1)
10.1.4  --Employment Agreement with Respect to Joseph Sardella(5)
10.2.1  --1994 Stock Option Plan(1)
10.2.2  --1996 Stock Option Plan(1)
10.2.3  --1996 Non-Employee Director Stock Option Plan(2)
10.3.1  --Algos Pharmaceutical Corporation Stockholders' Agreement(1)
10.4.1  --License Agreement with The Medical College of Virginia(1)(A)
10.4.2  --License Agreement with McNeil Consumer Products Company(1)(A)
10.4.3  --Registration Rights Agreement with The Medical College of Virginia(1)
10.5    --Lease Agreement with Commercial Realty & Resources Corp.(3)
21      --Subsidiaries of the Registrant(1)
27      --Financial Data Schedule, March 31, 1999
99      --Risk Factors

(1) Incorporated by reference to the Registrant's registration statement on Form S-1 declared effective on September 25, 1996.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997

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

                                       ALGOS PHARMACEUTICAL CORPORATION

Date    May 14, 1999                   /s/ John W. Lyle
    ----------------                   ----------------------------------------
                                       John W. Lyle
                                       President and Chief Executive Officer

Date    May 14, 1999                   /s/ Gary R. Anthony
    ----------------                   ----------------------------------------
                                       Gary R. Anthony
                                       Chief Financial Officer and Principal
                                       Accounting Officer

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The trademark symbol shall be expressed as............................. 'TM'
 The registered trademark symbol shall be expressed as.................. 'r'