Form 10-Q
period 1999-06-30
ALGOS PHARMACEUTICAL CORP
filed 1999-08-16
CIK 924862

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED              June 30, 1999

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________________ to ____________________

Commission File number

                        ALGOS PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)


                       Delaware                                              22-3142274
   (State or other jurisdiction of incorporation             (I.R.S. Employer Identification No.)
                    or organization)

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

The aggregate number of shares of the Registrant's common stock outstanding on July 27, 1999 was 17,366,545.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                        ALGOS PHARMACEUTICAL CORPORATION
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS
                                  (Unaudited)

                                                                                        December 31,          June 30,
                                                                                           1998                1999
                                                                                           ----                ----
ASSETS

Current assets:
   Cash and cash equivalents                                                            $37,025,445        $ 30,045,049
   Marketable securities                                                                  9,001,528          12,005,745
   Interest receivable                                                                      417,042             260,062
   Prepaid expenses and other current assets                                                683,866             148,218
                                                                                        -----------        ------------
       Total current assets                                                              47,127,881          42,459,074
Marketable securities, noncurrent                                                         4,052,824
Restricted cash                                                                             150,000             150,000
Property and equipment, net                                                               1,098,819           1,187,901
                                                                                        -----------        ------------
       Total assets                                                                     $52,429,524        $ 43,796,975
                                                                                        ===========        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                     $ 2,117,795        $  3,702,155
   Other current liabilities                                                                794,044             569,393
                                                                                        -----------        ------------
       Total current liabilities                                                          2,911,839           4,271,548
                                                                                        -----------        ------------
Commitments
Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 shares authorized,
       17,028,649 and 17,366,545 shares issued and outstanding, respectively                170,287             173,666
   Additional paid-in-capital                                                            81,626,800          81,773,110
   Unearned compensation expense                                                           (611,108)           (323,163)
   Deficit accumulated during the development stage                                     (31,668,294)        (42,098,186)
                                                                                        -----------        ------------
       Total stockholders' equity                                                        49,517,685          39,525,427
                                                                                        -----------        ------------
       Total liabilities and stockholders' equity                                       $52,429,524         $43,796,975
                                                                                        ===========        ============

   The accompanying notes are an integral part of these financial statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               For the three months ended         For the six months ended            Cumulative
                                                      June 30,                            June 30,                  from inception
                                             -----------------------------      -----------------------------        to June 30,
                                                  1998            1999               1998            1999               1999
                                                  ----            ----               ----            ----               ----
Revenues                                     $          --    $         --       $         --    $         --       $  3,311,000
                                              ------------    ------------       ------------    ------------      -------------
Operating expenses:

   Research and development                      3,783,018       3,050,801          7,003,478       5,567,790         34,229,920
   Selling, general and administrative           1,114,847       2,476,240          1,856,379       5,938,289         17,864,816
                                              ------------    ------------       ------------    ------------      -------------
       Total operating expenses                  4,897,865       5,527,041          8,859,857      11,506,079         52,094,736
                                              ------------    ------------       ------------    ------------      -------------

Loss from operations                            (4,897,865)     (5,527,041)        (8,859,857)    (11,506,079)       (48,783,736)
Interest income                                    515,615         507,729          1,079,804       1,076,187          6,685,550
                                              ------------    ------------       ------------    ------------      -------------
   Net loss                                   $ (4,382,250)   $ (5,019,312)      $ (7,780,053)   $(10,429,892)      $(42,098,186)
                                              ============    ============       ============    ============      =============

Net loss per common share, basic
   and diluted                                $      (0.27)   $      (0.29)      $      (0.49)   $      (0.60)
                                              ============    ============       ============    ============
Weighted average common
   shares outstanding, basic
   and diluted                                 15,999,551       17,304,760         15,977,459      17,301,947
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

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A Development Stage Enterprise)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                 Cumulative
                                                          For the six months ended June       from inception
                                                                      30,                       to June 30,
                                                               1998            1999                 1999
                                                               ----            ----                 ----
Cash flows from operating activities                     $ (6,079,205)   $ (8,210,735)          $(35,772,213)

Cash flows from investing activities:

   Purchases of marketable securities                     (13,063,945)     (9,842,358)           (76,753,015)
   Redemption of marketable securities                                     11,000,000             64,853,072
   Purchases of property and equipment                       (918,000)       (201,492)            (1,605,087)
                                                         ------------    ------------           ------------
   Net cash used in investing activities                  (13,981,945)        956,150            (13,505,030)
                                                         ------------    ------------           ------------

Cash flows from financing activities:

   Proceeds from issuance of preferred stock                                                       6,659,015
   Proceeds from issuance of common stock                     123,125         274,189             72,663,277
                                                         ------------    ------------           ------------
   Net cash provided by financing activities                  123,125         274,189             79,322,292
                                                         ------------    ------------           ------------

Net increase (decrease) in cash and cash equivalents      (19,938,025)     (6,980,396)            30,045,049
Cash and cash equivalents, beginning of period             20,246,152      37,025,445                     --
                                                         ------------    ------------           ------------
Cash and cash equivalents, end of period                 $    308,127    $ 30,045,049           $ 30,045,049
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

2. LOSS PER SHARE

     Since the Company incurred net losses in all periods presented, outstanding options and warrants to purchase an aggregate of 1,270,415 and 1,353,341 shares of Common Stock at June 30, 1998 and 1999, respectively, were not included in diluted per share calculations, as their effect would be antidilutive.

3. OTHER CURRENT LIABILITIES

Other Current Liabilities consist of the following:

                                             December 31,           June 30,
                                                1998                  1999
                                                ----                  ----
Accrued compensation                         $ 318,800             $ 471,257
Accrued research expenses                      475,244                98,136
                                             ---------             ---------
    Total                                    $ 794,044             $ 569,393
                                             =========             =========


4. SUBSEQUENT EVENT

     On August 2, 1999, Algos received a "not approvable" letter from the U.S. Food and Drug Administration (FDA) regarding its New Drug Application (NDA) for MorphiDex'r'. FDA approval of an NDA is required for Algos to sell MorphiDex'r' in the United States. "Not Approvable" letters are issued by the FDA for various reasons and outline deficiencies that must be corrected prior to NDA approval. In its letter to Algos, the FDA raised issues specifically related to the adequacy of clinical trials, Algos' preclinical animal toxicology models and a high-dose pharmacokinetic study. If the FDA requires Algos to perform further clinical work, the potential approval of MorphiDex'r' could be substantially delayed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Algos, a development stage company, is engaged primarily in the development and commercialization of proprietary pharmaceutical products. Since its formation in January 1992, Algos has devoted a substantial amount of its efforts to licensing technology, recruiting key management and staff, developing products, filing patents and other regulatory applications and raising capital.

     Algos has incurred losses since its inception and expects to incur losses in the future as its existing development programs continue. Algos' product development expenses may increase as additional drugs are developed. On
August 2, 1999, Algos received a "not approvable" letter from the U.S. Food and Drug Administration regarding a New Drug Application (NDA) filed in 1998 for its most developmentally advanced drug, MorphiDex'r'. The Company will incur additional costs for MorphiDex'r' as a result of the "not approvable" letter. In addition, Algos may delay certain expenses associated with pre-commercialization activities related to MorphiDex'r' such as the establishment of a sales force, the preparation of promotional plans and materials, additions to and changes in financial and operating systems, and other related administrative activities.

Results of Operations

Six months ended June 30, 1999 and 1998

Research and development:

     In the six months ended June 30, 1999, research and development expenses were $5.6 million, a decrease of approximately $1.4 million, or 20%, from 1998. In 1999, expenses decreased due to the impact in 1998 of large-scale, advanced clinical trials and toxicology studies of MorphiDex'r'. These effects were partially offset by expenses related to Phase II clinical studies of HydrocoDex'TM' and the costs of obtaining drug supplies and manufacturing of full-scale demonstration batches of MorphiDex'r' in 1999.

Selling, general and administrative:

     In the six months ended June 30, 1999, selling, general and administrative expenses were $5.9 million, an increase of approximately $4.1 million from 1998. The significant increase was primarily attributable to the possible future commercialization of products including fees to sales and marketing consultants, costs of educational materials and activities, and the addition of marketing personnel, as well as the general expansion of the Company's business activities. Algos expects certain of these expenses to decrease pending discussions with the FDA regarding the MorphiDex'r' NDA.

Three months ended June 30, 1999 and 1998

Research and development:

     In the three months ended June 30, 1999, research and development expenses were $3.1 million, a decrease of approximately $700,000, or 19%, from 1998. In 1999, expenses decreased due to the impact in 1998 of large-scale, advanced clinical trials and toxicology studies of MorphiDex'r' and the costs of preparing the MorphiDex'r' NDA. These expense reductions were partially offset by expenses related to Phase II clinical studies of HydrocoDex'TM' and the costs of obtaining drug supplies and manufacturing of full-scale demonstration batches of MorphiDex'r' in 1999.

Selling, general and administrative:

     In the three months ended June 30, 1999, selling, general and administrative expenses were $2.5 million, an increase of approximately $1.4 million from 1998. The significant increase was primarily attributable to the possible future commercialization of products including fees to sales and marketing consultants, costs of educational materials and activities, and the addition of marketing personnel, as well as the general expansion of the Company's business activities. Algos expects certain of these expenses to decrease pending discussions with the FDA regarding the MorphiDex'r' NDA.

Liquidity and Capital Resources

     Primarily as a result of its drug development efforts, the Company has experienced net cash outflows from operations since its inception in 1992. In the six months ended June 30, 1999, cash outflows from operations amounted to approximately $8.2 million compared to $6.1 million in the first six months of 1998, primarily as a result of its increased expenses related to the possible commercialization of MorphiDex'r'.

     The Company expects to continue to incur product development expenses as clinical trials of MorphiDex'r' and HydrocoDex'TM' continue and other drugs that the Company currently has under development move into advanced clinical trials and as additional drugs are developed and research and development staff increases. On August 2, 1999, Algos received a "not approvable" letter from the U.S. Food and Drug Administration regarding its NDA for MorphiDex'r'. As a result of the "not approvable" letter, Algos will incur additional costs for MorphiDex'r'. The Company currently expects that its cash and marketable securities at June 30, 1999 will be sufficient to support a resubmission of the NDA, if necessary, and fund its other planned development activities through the year 2000. However, if additional trials are necessary or advisable, or if additional products are developed, the Company may require additional funds. In the event that internally generated funds are insufficient for such efforts, the Company will need to raise additional funds either by incurring debt, issuing additional equity or through collaborative or license arrangements to ensure continuity of operations. There is no assurance that the Company would be able to obtain such additional financing on terms acceptable to the Company.

     The Company's future funding requirements will depend on a number of factors, including: the results of its development efforts; the timing and costs of obtaining required regulatory approvals; the amount of resources required for the possible resubmission of the MorphiDex'r' NDA and potential continued activities in preparation for the possible commercialization of MorphiDex'r'; the commercialization of competing products; the execution of licensing or other collaborative research agreements on terms acceptable to the Company; and the cost of prosecuting and defending patents.

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


     Algos is in the process of evaluating the impact of the Year 2000 Issue and currently believes that the internal financial and operational systems of Algos, as currently used, will function adequately with respect to the Year 2000 Issue. This belief is based on Algos' correspondence with vendors and the fact that Algos is not significantly reliant on its computer software applications and systems during its developmental stage. However, if certain data management and statistical applications do not function properly, the analysis and reporting of study results could be delayed and the timing of subsequent development activities and regulatory filings adversely affected. In the third quarter of 1999, Algos expects to update certain of its purchased software with standard programs provided by the software manufacturers and complete its testing of the updated programs. Based on the results of this testing, Algos expects to develop any necessary contingency plans in the fourth quarter of 1999.

     Algos has limited information concerning the compliance status of its third-party contractors. Algos' current third party contractors generally perform clinical testing of Algos products and provide Algos with the results of those tests, perform analytical laboratory testing, and manufacture drug supplies. Algos is currently evaluating its correspondence with third-parties regarding their readiness for the Year 2000 Issue. Various third parties have advised Algos that their evaluation of their Year 2000 readiness is not complete. Algos believes that many Year 2000 Issues for such third-party contractors would not be material to Algos, since many activities could be performed without the aid of a computer, or by alternative contractors. However, disruption in the systems of drug suppliers and manufacturers could result in interruptions in drug supplies and subsequently study delays or terminations. On an ongoing basis, Algos will consider the need for purchasing inventories of drug supplies.

     As part of the possible future commercialization of products, Algos intends to have third parties manufacture and distribute its products. Algos will place significant dependence on the third parties' computer systems for purchasing, production, customer order entry and invoicing and other related activities. A disruption in these systems could result in lost revenue from inventory shortages, improper execution of customer orders and/or delays in the resolution and collection of outstanding invoices. In addition, Algos may make significant additions to and changes in its existing computer software applications and systems and/or the use of such systems . If Algos makes any such additions or changes, it would affect Algos' exposure to the Year 2000 Issue since Algos would become more reliant on its computer software applications and systems. Therefore, Algos' assessment of its Year 2000 Issue and development of contingency plans in these areas is ongoing.

     At this time, Algos does not expect that the cost of its Year 2000 Issue compliance program will be material to its business, financial condition, or results of operations and does not currently anticipate any material disruption in its operations. Algos has not incurred more than $10,000 of costs to date related to the Year 2000 Issue.

Forward Looking Statements

     This Report contains "forward-looking" statements, within the meaning of
Section 27A of Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including statements which are preceded by, followed by, or that include the words "believes;" "anticipates;" "plans;" "expects;" or similar expressions and statements about the Company's development or commercialization schedules and future use of funds are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. The reader should not rely on any forward-looking statement. The Company undertakes no obligations to update any forward-looking statements whether as a result of new information, future events or otherwise. Important factors that may affect future results include, but are not limited to: uncertainty associated with pre-clinical studies and clinical trials and regulatory approval; uncertainty of market acceptance of new products; impact of competitive products and pricing; product development; changes in laws and regulations; customer demand; possible future litigation; the availability of future financing and reimbursement policies of government and private health insurers and others. Readers should evaluate any statement in light of these important factors. See "Risk Factors".

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of Stockholders of Algos Pharmaceutical Corporation was held on June 21, 1999.

(b) The following Directors nominated by the Company were elected for three-year terms:

     John W. Lyle and Donald G. Drapkin

     Roger H. Kimmel, Michael Hyatt, James R. Ledley and Dieter A. Sulser continue their terms as Directors after the meeting.

(c)  At the Annual Meeting, stockholders approved the following:

(i)  Election of Directors:


                        Votes for:        Votes Against or Withheld:   Abstained:

John W. Lyle            15,722,954        2,132                         0
Donald G. Drapkin       15,722,954        2,132                         0


(ii) An amendment to the Company's Non-Employee Director Stock Option Plan to increase the number of shares which may be granted under the plan by 200,000 and to increase the annual option grants to Non-Employee Directors from 5,000 shares to 10,000 shares.


                        Votes for:        Votes Against or Withheld:         Abstained:
                        15,597,327         100,780                            7,753

ITEM 5. OTHER INFORMATION

On August 2, 1999, Algos released the following press release addressing the "not approvable" letter it received from the FDA with respect to the MorphiDex'r' NDA:

"Algos Pharmaceutical Receives Not Approvable Letter From FDA for MorphiDex'r'

            ALGOS PREPARED TO WORK CLOSELY WITH FDA TO RESOLVE ISSUES

NEPTUNE, NJ - August 2, 1999 - Algos Pharmaceutical Corporation (Nasdaq: ALGO) today announced that it has received a "not approvable" letter from the U.S. Food and Drug Administration (FDA) for MorphiDex'r', an NMDA enhanced opioid analgesic. Algos submitted a New Drug Application (NDA) for MorphiDex'r' in August 1998 for the treatment of moderate to severe cancer pain. MorphiDex'r' is a patented combination of morphine and the NMDA-receptor antagonist dextromethorphan.

"We are disappointed in the FDA's response to our NDA submission for MorphiDex'r'," said John Lyle, President and Chief Executive Officer of Algos. "We believe the submitted data support the safety and efficacy of MorphiDex'r'. We are moving forward to address the issues raised by the FDA. In addition to working with the FDA staff, the FDA process also allows a company to request a review of an NDA submission by an FDA advisory committee."

Not approvable letters are issued by the FDA for various reasons and outline deficiencies that must be corrected prior to approval. The applicant and the FDA then discuss what further steps need to be taken before the NDA can be approved. These steps usually involve the submission of additional data by the company and the review of such data by the FDA. The FDA must review the company's response to a deficiency letter within two or six months depending on whether or not "substantial review work" is required. In its letter to Algos dated August 2, 1999, the FDA raised issues specifically related to the adequacy of clinical trials, Algos' preclinical animal toxicology models and a high-dose pharmacokinetic study.

"We responded quickly to all FDA questions and requests for additional data during the course of the NDA review period," Lyle added. "We will continue to respond in this manner and are committed to working with the FDA to reach resolution of the issues raised in the letter in a prompt manner."

"Algos will be discussing with the FDA whether it needs to perform additional clinical work on MorphiDex'r'," Lyle said. "If further clinical work is required, the potential approval of MorphiDex'r' could be substantially delayed."

"With over $40 million in cash, we believe Algos has sufficient financial resources to fully support a resubmission of the MorphiDex'r' NDA, including completion of possible additional MorphiDex'r' clinical work," Lyle continued. "In addition, we believe Algos has sufficient funds to continue the previously planned development of the other products currently in the Company's pipeline."

Algos Pharmaceutical Corporation, based in Neptune, New Jersey, is a leader in developing proprietary pain management products. The Company's products combine existing analgesics and anesthetics with NMDA-receptor antagonist drugs. Algos' products currently in development include opioid analgesics for moderate-to-severe pain, non-opioid analgesics for mild-to-moderate pain, long-lasting local anesthetics for post-operative pain, an intranasal anesthetic for migraine and products for the treatment of opiate and nicotine addiction.

     This news release contains "forward-looking" statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, that are based on management's beliefs and assumptions, current expectations, estimates and projections. Statements that are not historical facts, including statements which are preceded by, followed by, or that include the words "believes;" "anticipates;" "plans;" "expects;" "estimates;" or similar expressions and statement about Algos are forward-looking statements. Many of the factors that will determine Algos' future results are beyond the ability of Algos to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. The reader should not rely on any forward-looking statement. Algos undertakes no obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

The FDA review process is an uncertain one whose outcome cannot be guaranteed. There is no guarantee the FDA will accept or approve any New Drug Application. There is no guarantee Algos will be able to sufficiently address the issues raised by the FDA in the MorphiDex'r' "not approvable" letter. Any Algos response to the FDA on the MorphiDex'r' "not approvable" letter must be reviewed by the FDA within two or six months depending on whether or not "substantial review work" is required. There is no guarantee the FDA will grant an approval of the MorphiDex'r' NDA as a result of the Algos response. There is no guarantee the foregoing standards and timeline will not be changed.

Important factors that may affect Algos' future results include, but are not limited to, uncertainty associated with pre-clinical studies and clinical trials and regulatory approval, uncertainty of market acceptance of new products, reimbursement policies of government and private health insurers, impact of competitive products and pricing, product development, changes in laws and regulations, customer demand, possible future litigation, and availability of future financing."

Readers should evaluate any statements in light of these important factors. See "Risk Factors" in Algos' Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

                                      # # #

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

Exhibit
No.                        Title
---------  --------------------------------------------------------------------------------------
1.1           --  Purchase and Registration Rights Agreement, dated as of November 9, 1998(6)
3.1           --  Amended and Restated Certificate of Incorporation of Algos Pharmaceutical Corporation(1)
3.2           --  Amended and Restated By-laws of Algos Pharmaceutical Corporation(1)
4.1           --  Form of Stock Certificate of Common Stock(1)
4.2           --  Warrant to Purchase 250,000 Shares of Common Stock of Algos Pharmaceutical Corporation and Biotech Target
                  S.A., a Panamanian corporation, dated November 9, 1998(6)
5.1           --  Opinion of Latham & Watkins as to the validity of the Common Stock(1)
10.1.1        --  Employment Agreement with Respect to John W. Lyle(4)
10.1.3        --  Employment Agreement with Respect to Frank S. Caruso(1)
10.1.4        --  Employment Agreement with Respect to Joseph Sardella(5)
10.2.1        --  1994 Stock Option Plan(1)
10.2.2        --  1996 Stock Option Plan(1)
10.2.3        --  1996 Non-Employee Director Stock Option Plan(2)
10.3.1        --  Algos Pharmaceutical Corporation Stockholders' Agreement(1)
10.4.1        --  License Agreement with The Medical College of Virginia(1)(A)
10.4.2        --  License Agreement with McNeil Consumer Products Company(1)(A)
10.4.3        --  Registration Rights Agreement with The Medical College of Virginia(1)
10.5          --  Lease Agreement with Commercial Realty & Resources Corp.(3)
21            --  Subsidiaries of the Registrant(1)
27            --  Financial Data Schedule
99            --  Risk Factors


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

Reports on Form 8-K:

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ALGOS PHARMACEUTICAL CORPORATION

Date August 16, 1999               /s/ John W. Lyle
     --------------------          --------------------------------
                                   John W. Lyle
                                   President and Chief Executive Officer

Date August 16, 1999               /s/ Gary R. Anthony
     --------------------          --------------------------------
                                   Gary R. Anthony
                                   Chief Financial Officer and Principal
                                   Accounting Officer

                          STATEMENT OF DIFFERENCES
                          ------------------------

The trademark symbol shall be expressed as ........................... 'TM'
The registered trademark symbol shall be expressed as ................ 'r'