Form 10-Q
period 1999-09-30
ALGOS PHARMACEUTICAL CORP
filed 1999-11-15
CIK 924862

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED  September  30, 1999

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


                                  732-938-5959
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the
past 90 days. Yes   X    No
                  ----      ----

The aggregate number of shares of the Registrant's common stock outstanding on November 3, 1999 was 17,403,895.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                       December 31     September 30
                                                                                          1998             1999
                                                                                          ----             ----
ASSETS
Current assets:
     Cash and cash equivalents                                                         $37,025,445      $33,429,498
     Marketable securities                                                               9,001,528        4,022,141
     Interest receivable                                                                   417,042          243,971
     Prepaid expenses and other current assets                                             683,866          400,275
                                                                                       -----------      -----------
          Total current assets                                                          47,127,881       38,095,885
Marketable securities, noncurrent                                                        4,052,824                -
Restricted cash                                                                            150,000          150,000
Property and equipment, net                                                              1,098,819        1,008,174
                                                                                       -----------      -----------
          Total assets                                                                 $52,429,524     $ 39,254,059
                                                                                       -----------      -----------
                                                                                       -----------      -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                  $ 2,117,795      $ 2,624,280
     Other current liabilities                                                             794,044          357,730
                                                                                       -----------      -----------
          Total current liabilities                                                      2,911,839        2,982,010
                                                                                       -----------      -----------
Commitments
Stockholders' equity:
     Common stock, $.01 par value, 50,000,000 shares authorized,
          17,028,649 and 17,366,545 shares issued and outstanding, respectively            170,287          173,666
     Additional paid-in-capital                                                         81,626,800       81,703,881
     Unearned compensation expense                                                        (611,108)        (185,768)
     Deficit accumulated during the development stage                                  (31,668,294)     (45,419,730)
                                                                                       -----------      -----------
          Total stockholders' equity                                                    49,517,685       36,272,049
                                                                                       -----------      -----------
          Total liabilities and stockholders' equity                                   $52,429,524      $39,254,059
                                                                                       -----------      -----------
                                                                                       -----------      -----------



   The accompanying notes are an integral part of these financial statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                           Cumulative from
                                          For the three months ended       For the nine months ended         inception to
                                               September 30,                    September 30,                September 30,
                                        ----------------------------     ------------------------------    ---------------
                                           1998             1999             1998              1999              1999
                                           ----             ----             ----              ----              ----
 Revenues                               $        -       $         -     $          -      $          -      $  3,311,000
                                        -----------      -----------     ------------      ------------      -------------
 Operating expenses:
   Research and development               3,396,058        2,034,575       10,399,536         7,602,365        36,264,495
   Selling, general and administrative    1,438,204        1,779,826        3,294,583         7,718,114        19,644,641
                                        -----------      -----------     ------------      ------------      -------------
     Total operating expenses             4,834,262        3,814,401       13,694,119        15,320,479        55,909,136
                                        -----------      -----------     ------------      ------------      -------------

Loss from operations                     (4,834,262)      (3,814,401)     (13,694,119)      (15,320,479)      (52,598,136)
Interest income                             428,501          492,856        1,508,306         1,569,043         7,178,405
                                        -----------      -----------     ------------      ------------      -------------
 Net loss                               $(4,405,761)     $(3,321,545)    $(12,185,813)     $(13,751,436)     $(45,419,731)
                                        -----------      -----------     ------------      ------------      -------------
                                        -----------      -----------     ------------      ------------      -------------

 Net loss per common share              $     (0.28)     $     (0.19)    $      (0.76)     $      (0.79)
                                        -----------      -----------     ------------      ------------
                                        -----------      -----------     ------------      ------------

 Weighted average common
 shares outstanding                      16,018,284       17,366,545       15,991,067        17,341,450
                                        -----------      -----------     ------------      ------------
                                        -----------      -----------     ------------      ------------

   The accompanying notes are an integral part of these financial statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                              Cumulative from
                                                             For the nine months ended         inception to
                                                                    September 30,              September 30,
                                                           -----------------------------      --------------
                                                               1998             1999               1999
                                                               ----             ----               ----
Cash flows from operating activities                       $(11,150,111)    $(12,802,421)      $(40,363,899)

Cash flows from investing activities:
  Purchases of marketable securities                        (25,034,720)      (9,842,358)       (76,753,015)
  Redemption of marketable securities                        22,947,969       19,000,000         72,853,072
  Purchases of property and equipment                        (1,017,223)        (225,357)        (1,628,952)
                                                           ------------     ------------       ------------
  Net cash used in investing activities                      (3,103,974)       8,932,285         (5,528,895)
                                                           ------------     ------------       ------------

Cash flows from financing activities:
  Proceeds from issuance of preferred stock                                                       6,659,015
  Proceeds from issuance of common stock                        311,725          274,189         72,663,277
                                                           ------------     ------------       ------------
  Net cash provided by financing activities                     311,725          274,189         79,322,292
                                                           ------------     ------------       ------------

Net increase (decrease) in cash and cash equivalents        (13,942,360)      (3,595,947)        33,429,498
Cash and cash equivalents, beginning of period               20,246,152       37,025,445                  -
                                                           ------------     ------------       ------------
Cash and cash equivalents, end of period                   $  6,303,792     $ 33,429,498       $ 33,429,499
                                                           ------------     ------------       ------------
                                                           ------------     ------------       ------------




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

2. LOSS PER SHARE

        Since the Company incurred net losses in all periods presented, outstanding options and warrants to purchase an aggregate of 1,399,755 and 1,305,001 shares of Common Stock at September 30, 1999, respectively, were not included in diluted per share calculations, as their effect would be antidilutive.

3.  OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following:



                                            December 31,       September 30,
                                                   1998                1999
                                                   ----                ----
Accrued compensation expense                   $318,800            $357,730
Accrued research expenses                       475,244                   -
                                               --------            --------
Total                                          $794,044            $357,730
                                               --------            --------
                                               --------            --------

4.  SIGNIFICANT AGREEMENTS

        In 1996, in connection with the transfer of certain intangible assets, the Company received preferred stock of U.S. Dermatologics Inc. In August 1999, the preferred stock was exchanged for shares of U.S. Dermatololgics, Inc. common stock representing approximately 10% of U.S. Dermatologics, Inc.'s total outstanding common stock. The Company recorded no gain or loss in connection with the exchange.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        Algos, a development stage company, is engaged primarily in the development and commercialization of proprietary pharmaceutical products. Since its formation in January 1992, Algos has devoted a substantial amount of its efforts to licensing technology, recruiting key management and staff, developing products, filing patent and regulatory applications and raising capital.

        Algos has incurred losses since its inception and expects to incur losses in the future. Algos' product development expenses may increase as additional drugs are developed. In August 1999, Algos received a "not approvable" letter from the U.S. Food and Drug Administration regarding a New Drug Application (NDA) filed in 1998 for its most developmentally advanced drug, MorphiDex'r'. The Company may incur additional development costs for MorphiDex'r' in connection with a resubmission of the NDA and delay certain expenses associated with pre-commercialization activities such as the establishment of a sales force, the preparation of promotional plans and materials, additions to and changes in financial and operating systems, and related administrative activities.

Results of Operations

Three months ended September 30, 1999 and 1998

Research and development:

        In the three months ended September 30, 1999, research and development expenses were $2.0 million, a decrease of approximately $1.4 million, or 40%, from 1998. In 1999, expenses decreased due to the impact in 1998 of large-scale, clinical trials of MorphiDex'r' and the costs of preparing the MorphiDex'r'
New Drug Application. These effects were partially offset by 1999 expenses related to Phase II clinical studies of other products and the manufacturing of full-scale demonstration batches and other development activities for MorphiDex'r'.

Selling, general and administrative:

        In the three months ended September 30, 1999, selling, general and administrative expenses were $1.8 million, an increase of approximately $0.3 million, or 24% from 1998. The increase was primarily attributable to the possible future commercialization of products including fees to sales and marketing consultants, educational materials and activities, and the addition of marketing personnel, as well as the general expansion of the Company's business activities. Algos expects to delay certain other expenses associated with the possible commercialization of products pending a resubmission of the MorphiDex'r' NDA.

Nine months ended September 30, 1999 and 1998

Research and development:

        In the nine months ended September 30, 1999, research and development expenses were $7.6 million, a decrease of approximately $2.8 million, or 27%, from 1998. In 1999, expenses decreased due to the impact in 1998 of large-scale, clinical trials and toxicology studies of MorphiDex'r'. These effects were partially offset by the costs of obtaining drug supplies and manufacturing of full-scale demonstration batches of MorphiDex'r' in 1999 and expenses related to Phase II clinical studies of other products.

Selling, general and administrative:

        In the nine months ended September 30, 1999, selling, general and administrative expenses were $7.7 million, an increase of approximately $4.4 million from 1998. The increase was primarily attributable to the possible future commercialization of products including fees to sales and marketing consultants, educational materials and activities, and the addition of marketing personnel, as well as the general expansion of the Company's business activities. Algos expects to delay certain other expenses associated with the possible commercialization of products pending a resubmission of the MorphiDex'r' NDA.

Liquidity and Capital Resources

        Primarily as a result of its drug development efforts, the Company has experienced net cash outflows from operations since its inception in 1992. In the nine months ended September 30, 1999, cash outflows from operations amounted to approximately $12.8 million compared to $11.2 million in the first nine months of 1998 primarily as a result of expenses of clinical development and other MorphiDex activities.

         The Company expects to incur product development expenses as clinical trials of MorphiDex'r' and HydrocoDex'TM' continue and other drugs that the Company currently has under development move into advanced clinical trials and as additional drugs are developed and research and development staff increased. In August 1999, Algos received a "not approvable" letter from the U.S. Food and Drug Administration regarding its NDA for MorphiDex'r'. Algos may incur additional development costs associated with a resubmission of the MorphiDex'r' NDA. The Company currently expects that its cash and marketable securities at September 30, 1999 will be sufficient to fund its development activities through the year 2001 and support a resubmission of the NDA based upon the Company's current schedule of clinical trials and level of business activities. However, if additional trials are necessary or advisable, or if additional products are developed, the Company may require additional funds. In the event that internally generated funds are insufficient for such efforts, the Company will need to raise additional capital. There is no assurance that the Company would be able to obtain such additional financing on terms acceptable to the Company.

        The Company's future funding requirements will depend on a number of factors, including: the results of its development efforts; the timing and costs of obtaining required regulatory approvals; the amount of resources required for activities in preparation for the possible commercialization of MorphiDex'r'; the commercialization of competing products; the execution of licensing or other collaborative research agreements on terms acceptable to the Company; and the cost of prosecuting and defending patents.

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

        Algos has evaluated the impact of the Year 2000 Issue and completed upgrading or modifying critical applications and systems to accommodate Year 2000 dating. This includes computer systems, office machines, phone and security systems, off the shelf systems and applications, custom software applications, and accounting systems. Algos currently believes that the financial and operational systems of Algos, as currently used, will function adequately with respect to the Year 2000 Issue.

        Algos has limited information concerning the compliance status of its third-party contractors. Algos' current third party contractors generally test Algos products and provide Algos with the results of those tests and manufacture drug supplies. Algos has initiated formal communications with all of its significant suppliers and vendors to determine the extent to which the Company may be vulnerable if those third parties fail to remediate their own Year 2000 issues. Algos is continually evaluating its correspondence with third-parties regarding their readiness for the Year 2000 Issue. Algos believes that any

Year 2000 Issue for such third-party contractors would not be material, since many activities could be performed without the aid of a computer.

        Algos is not significantly reliant on computer software applications and systems during its developmental stage, however, if certain manufacturing, data management or statistical applications do not function properly, the conduct of studies or the analysis and reporting of study results could be delayed and the timing of subsequent development activities and regulatory filings adversely affected.

        As part of the possible future commercialization of products, Algos intends to have third parties manufacture and distribute its products. Algos will place significant dependence on the third parties' computer systems for purchasing, production, customer order entry and invoicing and other related activities. A disruption in these systems could result in lost revenue from inventory shortages, improper execution of customer orders and/or delays in the resolution and collection of outstanding invoices. In preparation for the possible future commercialization of products Algos may make significant additions to and changes in its existing computer software applications and systems and/or the use of such systems . If Algos makes any such additions or changes, it would affect Algos' exposure to the Year 2000 Issue since Algos would become more reliant on its computer software applications and systems.

        At this time, Algos does not expect that the cost of its Year 2000 Issue compliance program will be material to its business, financial condition or results of operations and does not currently anticipate any material disruption in its operations. Algos has not incurred more than $10,000 of costs to date related to the Year 2000 Issue.

        The Year 2000 statement set forth above is hereby designated as a "YEAR 2000" readiness disclosure" in accordance with the Federal Year 2000 Information and Readiness Disclosure Act* *Year 2000 Information and Readiness Disclosure Act of October 19, 1998.

Forward Looking Statements

        This Report contains "forward-looking" statements, within the meaning of
Section 27A of Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, that are based on management's beliefs and assumptions, current expectations, estimates and projections. Statements that are not historical facts, including statements which are preceded by, followed by, or that include the words "believes;" "anticipates;' "plans;" "expects;" or similar expressions and statements about the Company's development or commercialization schedules and future use of funds are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. The reader should not rely on any forward-looking statement. The Company undertakes no obligations to update any forward-looking statements whether as a result of new information, future events or otherwise. Important factors that may affect future results include, but are not limited to: uncertainty associated with pre-clinical studies and clinical trials and regulatory approval; uncertainty of market acceptance of new products; impact of competitive products and pricing; product development; changes in laws and regulations; customer demand; possible future litigation; the availability of future financing and reimbursement policies of government and private health insurers and others. Readers should evaluate any statement in light of these important factors. See "Risk Factors".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (3) Exhibits:

Exhibit
No.                   Title
--------    ---------------------------------------------------------------------------------------------
1.1         -- Purchase and Registration Rights Agreement, dated as of November 9, 1999(6)
3.1         -- Amended and Restated Certificate of Incorporation of Algos Pharmaceutical Corporation(1)
3.2         -- Amended and Restated By-laws of Algos Pharmaceutical Corporation(1)
4.1         -- Form of Stock Certificate of Common Stock(1)
4.2         -- Warrant to Purchase 250,000 Shares of Common Stock of Algos Pharmaceutical Corporation
               and Biotech Target S.A., a Panamanian corporation, dated November 9, 1998(6)
5.1         -- Opinion of Latham & Watkins as to the validity of the Common Stock(1)
10.1.1      -- Employment Agreement with Respect to John W. Lyle(4)
10.1.3      -- Employment Agreement with Respect to Frank S. Caruso(1)
10.1.4      -- Employment Agreement with Respect to Joseph Sardella(5)
10.2.1      -- 1994 Stock Option Plan(1)
10.2.2      -- 1996 Stock Option Plan(1)
10.2.3      -- 1996 Non-Employee Director Stock Option Plan(2)
10.3.1      -- Algos Pharmaceutical Corporation Stockholders Agreement(1)
10.4.1      -- License Agreement with The Medical College of Virginia(1)(A)
10.4.2      -- License Agreement with McNeil Consumer Products Company(1)(A)
10.5        -- Lease Agreement with Commercial Realty & Resources Corp.(3)
21          -- Subsidiaries of the Registrant(1)
27          -- Financial Data Schedule
99          -- Risk Factors


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


                                    ALGOS PHARMACEUTICAL CORPORATION

Date  November 15, 1999              /s/ John W. Lyle
     ------------------             -------------------------------------
                                    John W. Lyle
                                    President and Chief Executive Officer


Date  November 15, 1999             /s/ Gary R. Anthony
     ------------------             -------------------------------------
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