Form 10-K
period 1999-12-31
ALGOS PHARMACEUTICAL CORP
filed 2000-03-30
CIK 924862

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K

[x]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ___________ TO ___________
                    COMMISSION FILE NO. 000 - 28844


                              -------------------

                        ALGOS PHARMACEUTICAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              -------------------

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

                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $0.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $260 million, based on the last sales price of the Common Stock as of March 1, 2000.

    As of March 1, 2000, 17,421,345 shares of Common Stock, $0.01 par value, of the registrant were issued and outstanding.

________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

    Algos Pharmaceutical Corporation (the 'Company') is a leader in developing proprietary pain management products. The Company's products combine existing analgesics and anesthetics with an N-methyl-D-aspartate (NMDA)-receptor antagonist drug, dextromethorphan, that has already been approved for human use in other applications. Independent research and Algos' pre-clinical studies and clinical trials conducted to date have shown that these products may provide significantly superior pain relief compared to currently available analgesics and anesthetics, including opioid drugs such as morphine, hydrocodone, and oxycodone and anesthetic drugs such as lidocaine. Algos is using its NMDA-receptor antagonist technology to develop other products including an intranasal treatment for migraine and addiction treatment products.

    The Company's lead product, MorphiDex'r', is a combination of morphine and dextromethorphan with a proposed indication of moderate to severe cancer pain. The United States market for moderate to severe pain products reached $2.2 billion in 1999. MorphiDex'TM' will compete in the strong opioid segment of this market, which approached $1.2 billion in sales in the U.S. in 1999.

    Algos filed a New Drug Application (NDA) with the United States Food and Drug Administration (FDA) for its lead product, MorphiDex'r', in August 1998 and, in August 1999, received a not approvable letter from the FDA. FDA approval of the NDA is required for Algos to sell MorphiDex'r' in the United States. Not approvable letters are issued by the FDA for various reasons and outline deficiencies that must be corrected prior to approval. Algos has initiated an additional clinical trial as part of its plan to address the issues raised in the letter.

    In addition to MorphiDex'r', Algos or its development partners have a number of other products in the pipeline which include:

     opioid analgesic/NMDA-receptor antagonist combination products:
     (1) HydrocoDex'TM', expected to be used primarily to treat moderate to moderately severe post-operative pain, trauma pain, and chronic pain conditions and (2) OxycoDex'TM', expected to be used primarily to treat moderate to moderately severe pain, to be developed in collaboration with Endo Pharmaceuticals Holdings Inc.;

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

    Algos intends to be a leader in developing pain management products by:

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

    In the United States as of March 1, 2000, Algos owns or is exclusively licensed under thirteen issued patents, two patent applications which have received a notice of allowance and six pending patent applications. This patent estate covers method and composition for NMDA-enhanced analgesics and anesthetics. In addition, several foreign patent applications are pending.

    On November 26, 1999, Algos entered into a definitive merger agreement pursuant to which Algos will merge with a subsidiary of Endo Pharmaceuticals Holdings Inc. in a tax-free transaction. In the transaction, Algos stockholders will receive common stock of Endo and warrants to purchase additional shares of common stock of Endo for nominal consideration. The warrants will become exercisable only if the U.S. Food and Drug Administration approves Algos' New Drug Application for MorphiDex'r' by December 31, 2002. The agreement places restrictions on Algos' ability to enter into certain transactions, including incurring debt, issuing additional shares of stock, paying dividends, disposing of assets and entering into certain significant agreements. The transaction is subject to the approval of Algos shareholders, regulatory approvals and certain other conditions and is expected to be completed in the second quarter of 2000. Algos stockholders should read the additional information regarding the merger contained in Algos' preliminary proxy statement filed with the Securities and Exchange Commission pursuant to
Section 14(a) of the Securities Exchange Act of 1934, as amended.

    Algos was incorporated in Delaware in 1992. Its executive offices are located at 1333 Campus Parkway, Neptune, New Jersey 07753-6815, and its telephone number is (732) 938-5959.

    This Annual Report on Form 10-K contains 'forward-looking' statements, within the meaning of Section 27A of Securities Act of 1993, as amended, and
Section 21E of the Securities Exchange Act of 1934 that are based on management's beliefs and assumptions, current expectations, estimates and projections. Statements that are not historical facts, including statements that are preceded by, followed by, or that include the words 'believes;' 'anticipates;' 'plans;' 'expects;' 'estimates;' or similar expressions and statements about Algos are forward-looking statements. Many of the factors that will determine Algos' future results are beyond the ability of Algos to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. The reader should not rely on any forward-looking statement. Algos undertakes no obligations to update any forward-looking statements whether as a result of new information, future events or otherwise. Important factors that may affect future results include, but are not limited to: uncertainty associated with pre-clinical studies and clinical trials and regulatory approval; uncertainty of market acceptance of new products; impact of competitive products and pricing; product development; changes in laws and regulations; customer demand; possible future litigation; the availability of future financing and reimbursement policies of government and private health insurers and others. Readers should evaluate any statements in light of these important factors. See 'Risk Factors'.

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

    Clinical studies of Algos' opioid analgesic/NMDA-receptor antagonist combination products indicate that these products may provide superior pain relief as compared to equivalent dosage levels of the opioid analgesic alone, a faster onset of meaningful pain relief and a longer duration of effect. Preclinical studies also indicated efficacy of Algos' opioid analgesic/NMDA-receptor antagonist combinations with repeated administrations over time, when the opioid analgesic administered alone became less effective.

MorphiDex'r'

    Morphine is an opiate used to treat moderate to severe pain, primarily cancer pain. MorphiDex'r', Algos' lead product, is a combination of morphine and dextromethorphan.

    In August 1998, Algos filed an NDA with the FDA with a proposed indication for the relief of moderate to severe cancer pain. The NDA consisted of data from:

     Safety, abuse liability, and pharmacokinetic/bioavailability studies;

     Single-dose Phase II placebo-controlled efficacy studies;

     Three multi-center Phase III studies to assess the clinical acceptability and long-term safety of MorphiDex'r' in cancer and other chronic pain patients.

    On August 2, 1999, Algos received a not approvable letter from the FDA for its NDA. FDA approval of the NDA is required for Algos to sell MorphiDex'r' in the United States. Not approvable letters are issued by the FDA for various reasons and outline deficiencies that must be corrected prior to approval. In its letter to Algos, the FDA raised issues specifically related to the adequacy of clinical trials, Algos' preclinical animal neurotoxicology models and a high-dose pharmacokinetic study.

    On December 13, 1999, Algos met with the FDA to the NDA for MorphiDex'r'. Discussion at the meeting focused on efficacy and safety issues raised in the FDA's not approvable letter. At the meeting, Algos resolved a number of issues and intends to submit a plan to the FDA to address the remaining issues. The plan will include the submission of data from an additional large single-dose post-operative pain clinical trial that has already been initiated. However, no assurance can be given as to whether or if

MorphiDex'r' will be approved by the FDA or if additional studies will be required. If the FDA requires Algos to perform further clinical work, the potential approval of MorphiDex'r' could be substantially delayed.

HydrocoDex'TM'

    Hydrocodone is an opiate derivative primarily used to treat moderate to moderately severe post-operative, musculoskeletal, trauma-related and chronic pain. The analgesic products containing hydrocodone that are sold commercially in the U.S. are combination products containing non-narcotic analgesics. Current hydrocodone products include Lorcet'r' and Vicodin'r'. HydrocoDex'TM' is a hydrocodone, APAP and dextromethorphan combination product.

    Algos has conducted single-dose Phase II clinical studies of HydrocoDex'TM' as well as bioavailability and safety studies. Algos expects to complete additional clinical studies in 2000.

OxycoDex'TM'

    Oxycodone is an opiate derivative that forms the basis for a group of products that are used for the treatment of moderate to moderately severe pain. Current oxycodone products include Oxycontin'r', Percocet'r', Percodan'r' and Tylox'r'. OxycoDex'TM' is a combination of oxycodone and dextromethorphan. In 1999, Endo Pharmaceuticals Inc., the marketer of Percocet'r' and Perocodan'r', and Algos entered into a collaboration agreement, under which Endo and Algos will work together exclusively to develop, manufacture and commercialize pain management products containing oxycodone and dextromethorphan. Algos and Endo plan to initiate Phase II clinical trials of OxycoDex'TM' in 2000.

NON-OPIOID ANALGESIC/NMDA-RECEPTOR ANTAGONIST PRODUCTS

Treatment for Neuropathic Pain

    Independent studies suggest that both NMDA-receptor antagonists and certain anticonvulsants may be useful in the treatment of neuropathic pain, persistent pain resulting from certain abnormalities of the nervous system.

    Algos is currently compiling the results of a Phase II clinical study to evaluate the effect of a combination of an NMDA-receptor antagonist and an existing anticonvulsant in patients with chronic neurophathic pain following spinal cord injury.

Treatments for Mild Pain

    In June 1996, Algos entered into a license agreement (the 'McNeil License Agreement') with McNeil Consumer Products Company, an affiliate of Johnson & Johnson, pursuant to which Algos granted McNeil the exclusive rights to develop certain acetaminophen/NMDA antagonist combination products and certain NSAID/NMDA-receptor antagonist combination products (ibuprofen and certain other NSAIDs approved for OTC use) for the treatment of pain. Under the terms of the McNeil License Agreement, McNeil is required to perform certain clinical development activities to retain the license and to make payments to Algos based on the achievement of certain milestones. An acetaminophen/NMDA-receptor antagonist combination product and an NSAID/NMDA-receptor antagonist combination product are currently under development by McNeil. McNeil may terminate the license at its option upon 60 days notice.

ANESTHETIC/NMDA-RECEPTOR ANTAGONIST PRODUCTS

LidoDex NS'TM'

    A project has been initiated with Interneuron Pharmaceuticals, Inc. to develop LidoDex NS'TM', a combination of lidocaine and an NMDA-receptor antagonist for the treatment of migraine headaches. This agreement has three stages: (i) initial development which encompasses Investigational New Drug

Application (IND) preparation, a Phase I safety study and a Phase II efficacy study; (ii) Phase III clinicals; and (iii) marketing activities. Initial development will be largely funded by Interneuron, while costs of Phase III clinicals will be shared equally between Algos and Interneuron. An article in the Journal of the American Medical Association concluded that intranasal lidocaine provided rapid headache relief in more than half of the patients in the cited study, but relapse was common. Algos is investigating whether LidoDex NS'TM' may have a prolonged effect.

    Interneuron performed preclinical toxicological studies in support of an Investigational New Drug Application (IND) which Algos expects to file subject to successful completion of additional preclinical studies.

Injectable Anesthetic

    Algos, in collaboration with Brigham and Women's Hospital, Harvard Medical School, conducted research into the potentiation of local injectable anesthetics by NMDA-receptor antagonists. Pre-clinical studies indicated that the NMDA-receptor antagonist dextromethorphan may increase the depth and duration of anesthesia of lidocaine. With the current emphasis on preemptive analgesia, same day surgery and shorter hospital stays, Algos believes that a longer duration anesthetic may provide greater patient comfort when post-surgical pain is most severe and could reduce the need for administering certain analgesics for post-operative pain.

ADDICTION TREATMENT DRUGS

Opiate Addiction Treatment

    NIDA estimates that there are two million opiate addicts in the United States. Algos is developing NMDA-receptor antagonist-based products as opiate addiction treatment drugs. Pre-clinical studies have indicated that the use of NMDA-receptor antagonists may provide more effective control of opiate cravings and dependence.

    In 1997, Algos entered into a Cooperative Research and Development Agreement with the NIDA, NIH to evaluate Algos' technology for the treatment of heroin addiction. Under the terms of the agreement, NIDA will fund certain clinical studies to assess a product's ability to reduce addict relapse following detoxification on methadone, the current maintenance therapy for heroin addiction. The studies, the first of which was completed in 1998, will measure safety, withdrawal intensity, cross-tolerance and relapse.

Nicotine Addiction

    Laboratory research and preclinical studies suggest that NMDA-receptor antagonists may be useful in the treatment of addiction to other substances. The Company is evaluating the results of a 1999 Phase II clinical study of the effect of an NMDA-receptor antagonist on nicotine addiction.

OTHER PRODUCTS

Urge Urinary Incontinence

    An estimated five million people in the U.S. suffer from urge urinary incontinence. Existing urge urinary incontinence drugs generally have unpleasant side effects and low levels of efficacy. Algos-sponsored pre-clinical studies have indicated that NMDA-receptor antagonists may block the bladder micturition reflex. A Phase II clinical trial at the Stanford University School of Medicine evaluating an NMDA-receptor antagonist in urge incontinent patients has been completed and additional studies may be initiated, subject to the availability of Algos' clinical development resources.

New Product Development, Generally

    Algos is considering a number of other possible products. The Company's drug development program is based upon a continuous review of clinical results, newly published scientific papers, the possibility of joint development or research arrangements with research institutions or commercial organizations, the availability of resources, including acceptable third party clinical facilities and available funds. Accordingly, the Company's development program is subject to revision and change at any time without notice. The preceding discussion with respect to the Company's plans is a description of the Company's present intentions as of the date of this report, and the Company does not expect to update this schedule prior to its next annual report, although it may choose to do so. Its product development schedule and plans for drug development constitute forward-looking statements and are subject to the numerous contingencies and risks set forth under 'Risk Factors.'

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

CORPORATE AND GOVERNMENT COLLABORATIONS

    On November 26, 1999, Endo Pharmaceuticals and Algos entered into a collaboration agreement, under which Endo Pharmaceuticals and Algos will work together exclusively to develop, manufacture and commercialize pain management products containing the combination of oxycodone and dextromethorphan molecules. Under this collaboration agreement, each party granted to the other party a sole and exclusive worldwide license to its respective know-how, patent rights and trademark rights used in connection with the collaboration. Endo Pharmaceuticals and Algos will share equally the costs associated with, and profits generated by, the collaboration, after adjustments with respect to reduced sales of Endo products resulting from sales of products that the parties developed under the collaboration agreement. The collaboration agreement will continue in effect until the parties to the agreement mutually agree in writing to terminate the agreement or the patent rights licensed under the collaboration agreement expire.

    In June 1996, Algos entered into a license agreement (the McNeil
License Agreement) with McNeil Consumer Products Company, an affiliate of Johnson & Johnson, pursuant to which Algos granted McNeil the exclusive rights to develop certain acetaminophen/NMDA-receptor antagonist combination products and certain NSAID/NMDA-receptor antagonist combination products (ibuprofen and certain other NSAIDs approved for OTC use) for the treatment of pain. The McNeil License Agreement resulted in an initial payment of $2.0 million by McNeil to Algos in 1996, a milestone payment of $1.0 million in 1997 based upon the entry into a large-scale clinical trial of a licensed product containing acetaminophen, and provides for additional payments of up to $7.0 million by McNeil upon the achievement of certain milestones, generally relating to product development and patent issuances. In addition, Algos will be entitled to receive royalty payments from McNeil based upon net product sales subject to minimum royalties commencing a certain time after execution of the agreement, provided that certain conditions have been met, even if McNeil has not commenced marketing of an acetaminophen product or an NSAID product. McNeil will bear substantially all costs of developing products it selects. The McNeil License Agreement extends until the later of the expiration of Algos' patent rights or ten years, provided that the McNeil License Agreement is terminable: (i) by either party in the event of a material breach by the other party upon 90 days notice or upon certain events of bankruptcy; (ii) by McNeil, at any time upon 60 days notice; and (iii) by the Company under certain circumstances. Under certain circumstances, the McNeil License Agreement could terminate with respect to either acetaminophen or NSAID products without terminating with respect to the other category. In the event of a termination by McNeil, McNeil must pay all royalty payments and milestone payments due through the date of termination and the technology licensed by McNeil reverts to Algos. In such event, Algos retains the rights to the results of two clinical studies funded by Algos and McNeil retains the rights to the results of the clinical studies funded by McNeil during the term of the McNeil License Agreement. See 'Business -- Patents, Trade Secrets and Licenses -- Licenses.'

    In 1996, Algos entered into a development and marketing collaboration and license agreement with Interneuron Pharmaceuticals, Inc. (Interneuron) for the development and commercialization of a product to treat acute migraine headache. The agreement grants to Interneuron rights, co-exclusive with Algos, to use Algos patents and know-how to manufacture and market the product. In the initial stage of development, Algos will supply formulation development in support of the IND and Interneuron will perform toxicology, Phase I safety and Phase I/II safety and efficacy studies. Thereafter, the companies will generally share equally the remaining development costs, including clinical trials, regulatory activities, and manufacturing scale-up, and similarly share in marketing and profits of the resulting product, if any. After the initial stage of development, the agreement may be terminated by either company with the terminating party retaining an interest in a resulting product, either in the form of a royalty on sales or the repayment of certain of its development costs.

    In 1997, Algos entered into a Cooperative Research and Development
Agreement with NIDA, NIH, to conduct joint research on a methadone/NMDA-receptor antagonist combination drug as a potential treatment for opiate addiction. Under the agreement, NIDA and the Company will jointly develop research protocols for up to five clinical studies designed primarily to test dextromethorphan for safety, tolerability and efficacy when co-administered with methadone. NIDA will conduct the clinical studies and provide certain statistical and analytic services. Algos will provide NIDA with drug supplies and scientific and administrative support. The agreement provides for joint ownership of inventions made jointly by NIDA and Algos and provides Algos with an option to license any patent rights developed by NIDA. The agreement may be terminated by either party at any time upon 30 days notice.

    In 1999, Algos granted a paid-up license under three of its patents to Cambridge NeuroScience, Inc. to develop products discovered by or on behalf of Cambridge NeuroScience for the treatment of pain. In exchange, Algos received the right to negotiate to develop and/or commercialize these products.

ACADEMIC AND RESEARCH COLLABORATIONS

THE MEDICAL COLLEGE OF VIRGINIA

    In 1994, Algos entered into a collaborative research agreement with The Medical College of Virginia with the option for subsequent annual renewals. Under the terms of this agreement, The Medical College of Virginia provides pre-clinical research exclusively to the Company in the field of:
(i) prevention of tolerance to and dependence on opiates, opiate derivatives and opioids; (ii) treatment of chronic pain; and (iii) treatment of neuropathic pain.

BETH ISRAEL HEALTH CARE SYSTEM

    Algos has entered into agreements with Beth Israel Health Care System.
Under the terms of the agreements, the Company will provide a total of $750,000 over a five-year period to fund certain costs of clinical trials in pain medicine and palliative care of which $300,000 had been paid through December 31, 1999. The Company may contract with Beth Israel Health Care System for the conduct of trials under the direction of Dr. Russell Portenoy which would be separately funded. Beth Israel has agreed to give priority to the scheduling of clinical studies requested by Algos. The Company can terminate the agreement at any time upon providing continued funding for a period of six months.

TECHNICAL DEVELOPMENT AND PRODUCTION

    Algos generally seeks to contract third parties for formulation development, manufacture of clinical trial materials and scale-up work. Algos generally selects third party contractors that it believes have the capability to commercially manufacture the products. The key advantage to this approach is that the third party contractor which performed the developmental work will have the equipment, operational parameters and validated testing procedures already in place for the commercial manufacture of the Company's products. The Algos management team is experienced in selecting and managing activities at third party contract companies. By selecting qualified third party contractors or by choosing development partners that provide full-scale contract manufacturing services, the Company believes it will be able to shorten development and production scale-up time.

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

COMPETITION

    Algos' products under development are expected to address several different markets. The Company's proposed products will be competing with currently existing or future products of other companies. Competition among these products will be based on, among other things, product efficacy, safety, reliability, availability, price and patent position. Many of the Company's existing or potential competitors have substantially greater financial, technical and human resources than the Company, may be better equipped to develop, manufacture and market products and have more extensive experience in pre-clinical testing and human clinical trials. These companies may develop and introduce products and processes competitive to those of the Company.

    Algos competes with pharmaceutical companies that develop, produce and market products in the United States, Europe and elsewhere. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection, discover new drugs or establish collaborative arrangements for drug research.

    The markets in which Algos' products are expected to compete have grown rapidly in the last five years. In addition, there have been numerous potentially competitive products introduced and development programs initiated. As a result, competition within these markets may become more costly and complex. The Company's opioid analgesic and anesthetic products, when developed and marketed, will primarily compete with products currently marketed by a small number of medium-sized pharmaceutical companies. In other analgesic segments, such as antiarthritic and OTC analgesic products, the Company's products, when developed and marketed, will compete with products marketed by some of the largest pharmaceutical companies in the world. In these segments, the Company may enter into license agreements with pharmaceutical companies having greater resources than the Company.

PATENTS, TRADE SECRETS AND LICENSES

PATENT RIGHTS

    Algos seeks to protect its proprietary position by, among other methods, filing United States and foreign patent applications with respect to the development of its products and their uses. Algos plans to prosecute and defend its patent applications, issued patents and proprietary information. Algos' ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its planned products. As of March 1, 2000 the Company owns or is exclusively licensed under thirteen U.S. patents, two pending U.S. patent applications for which it has received a notice of allowance and six other pending U.S. patent applications and several corresponding pending foreign patent applications.

    Of the issued U.S. patents, nine are licensed from The Medical College of Virginia and four are owned by Algos. The patents, issued between 1994 and 1999, cover methods and compositions for the Company's NMDA technology to treat pain and to inhibit tolerance to and dependence on addictive analgesic substances.

    Reflecting Algos' major research and development direction, its patent program is primarily focused on securing intellectual property rights to technology for the following categories of its business: (i) the use of pharmacologically acceptable NMDA-receptor antagonists for the management of acute, chronic, pre-operative and post-operative pain states, (ii) the use of NMDA-receptor antagonists for the potentiation of local anesthesia and
(iii) the use of NMDA-receptor antagonists for reducing the frequency of nicotine consumption, for treating migraine and for treating other conditions such as urge urinary incontinence.

    Algos also relies upon trade secrets, know-how, continuing innovation and licensing opportunities to develop and maintain its competitive position. It is the Company's current practice to require its employees, consultants, members of its Medical and Research Advisory Board, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties, subject to certain exceptions. In the case of employees, the agreements provide that all inventions conceived by the individual shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information.

    Algos engages in collaborations and sponsored research agreements and enters into pre-clinical and clinical testing agreements with academic and research institutions and U.S. government agencies, such as NIH. Consistent with pharmaceutical industry and academic standards, and the rules and regulations under the Federal Technology Transfer Act of 1986, these agreements may provide that developments and results will be freely published, that information or materials supplied by the Company will not be treated as confidential and that the Company may be required to negotiate a license to any such developments and results in order to commercialize products incorporating them. There can be no assurance that the Company will be able to successfully obtain any such license at a reasonable cost or that such developments and results will not be made available to competitors of the Company on an exclusive or a non-exclusive basis.

    Algos' success depends in part on its ability to obtain patent protection for its products and to preserve its trade secrets and operate without infringing on the proprietary rights of third parties. The patent positions of pharmaceutical firms, including the Company, are generally uncertain and involve complex legal and factual questions. Consequently, even though the Company is currently prosecuting its patent applications with the U.S. Patent and Trademark Office (PTO) and certain foreign patent authorities, the Company does not know whether any of its applications will result in the issuance of any patents, or if any patents issue, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the U.S. are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, the Company cannot be certain that it was the first creator of inventions claimed by pending patent applications or that the Company was the first to file patent applications for such inventions. Issued patents may be later modified or revoked by the PTO in proceedings instituted by the Company or others. In addition, no assurance can be given that the Company's patents will afford protection against competitors with similar compounds or technologies, that others will not obtain patents claiming aspects similar to those covered by the Company's patents or applications, or that the patents of others will not have an adverse effect on the ability of the Company to do business. The Company's patents may not prevent others from developing competitive positions using related technology. Other entities may obtain patents which cover aspects of the

Company's products or processes which are necessary for or useful to the development, manufacture or use of the Company's products. As a result, the Company may be required to obtain licenses from others to develop, manufacture or market such products. There can be no assurance that the Company will be able to obtain any such licenses on commercially reasonable terms, if at all. No assurance can be given that any patent issued to, or licensed by, the Company will provide protection that has commercial significance. See 'Risk
Factors -- Uncertain Ability to Protect Proprietary Technology.'

LICENSES

    Algos has licensed from The Medical College of Virginia certain patents or pending patent applications owned by The Medical College of Virginia in the field of pain management (in the country in which any such product or part thereof is made, used, sold or manufactured). The Company is obligated to pay royalties for the life of the patent equal to 4% of net sales of licensed products. If a product is combined with a drug or other substance for which the Company is to pay an additional royalty, the royalty rate paid to The Medical College of Virginia is generally reduced by the amount of such additional royalty. If the Company enters into sublicensing agreements for a covered product, the Company will pay The Medical College of Virginia 50% of royalty payments received from such sublicensees' net sales for each year until the payments total $500,000 for such year, 33% until the payments total an additional $500,000 for such year and 25% thereafter. The Company pays no license signing fees or milestone payments. The McNeil License Agreement is a sublicense agreement of the Company's license agreement with The Medical College of Virginia.

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

    Applicable FDA regulations treat Algos' combination of dextromethorphan with analgesics such as morphine, and local anesthetics such as lidocaine as new drugs and require the filing of an NDA and approval by the FDA. However, since the components have been separately approved by the FDA, management believes that the risks associated with the development of these new proprietary combinations are less than the risks inherent in new molecular drug discovery.

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

EMPLOYEES

    At March 1, 2000, Algos had 33 employees. In addition, the Company engages consultants from time to time to perform services on a per diem or hourly basis.

ITEM 2. PROPERTIES

    Algos' executive offices are currently located at 1333 Campus Parkway, Neptune, New Jersey 07753. The leased property consists of approximately 21,000 square feet of office space.

ITEM 3. LEGAL PROCEEDINGS

    There are no legal proceedings pending against Algos.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET PRICE

    As of March 1, 2000, Algos had approximately 105 shareholders of record and believes that the number of beneficial holders exceeds 2,000. Common stock of the Company is traded on the NASDAQ Stock Market under the symbol 'ALGO.' The following table sets forth the range of the highest and lowest reported sales prices for Algos' common stock in 1998 and 1999:

                                                              HIGH       LOW
                                                              ----       ---
Year Ended December 31, 1998:
    First Quarter...........................................   34        26 1/2
    Second Quarter..........................................   39 1/2    23 3/4
    Third Quarter...........................................   36        19 9/16
    Fourth Quarter..........................................   29 3/4    18 1/2
Year Ended December 31, 1999:
    First Quarter...........................................   33 5/8    24 3/8
    Second Quarter..........................................   30 1/8    19 7/8
    Third Quarter...........................................   28 3/4     7 5/8
    Fourth Quarter..........................................   18         8 1/4

    Algos has never declared or paid any cash dividends on its capital stock.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial information set forth below should be read in conjunction with 'Management's Discussion and Analysis of Financial Condition and Results of Operations' and with Algos' financial statements and related notes contained elsewhere in this report.

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------
                                                 1995      1996      1997       1998       1999
                                                 ----      ----      ----       ----       ----
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
    Revenues..................................  $ --      $ 2,000   $ 1,000   $  --      $  --
    Operating expenses:
        Research and development..............    1,615     3,344     9,799     13,086      9,508
        Selling, general and administrative...      760     2,466     2,459      4,813     10,286
                                                -------   -------   -------   --------   --------
            Total operating expenses..........    2,375     5,810    12,258     17,899     19,794
                                                -------   -------   -------   --------   --------
    Interest income...........................      253       723     2,435      2,029      2,051
    Net loss..................................  $(2,122)  $(3,087)  $(8,823)  $(15,870)  $(17,743)
                                                -------   -------   -------   --------   --------
                                                -------   -------   -------   --------   --------
    Net loss per common share, basic and
      diluted.................................  $(0.35)   $(0.36)   $(0.56)   $(0.98)    $(1.02)
    Weighted average common shares
      outstanding, basic and diluted..........    6,003     8,535    15,863     16,144     17,355


                                                                  DECEMBER 31,
                                                -------------------------------------------------
                                                 1995      1996      1997       1998       1999
                                                 ----      ----      ----       ----       ----
                                                                 (IN THOUSANDS)
Balance Sheet Data:
    Cash, cash equivalents, marketable
      securities and interest receivable......  $ 3,707   $48,576   $41,658   $ 50,497   $ 34,970
    Working capital...........................    3,419    47,932    36,368     44,216     31,253
    Total assets..............................    3,820    49,202    42,360     52,430     36,309
    Deficit accumulated during the development
      stage...................................   (3,888)   (6,976)  (15,798)   (31,668)   (49,411)
    Total stockholders' equity................    3,521    48,228    39,759     49,518     32,358

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

    Algos has incurred losses since its inception and expects to incur losses in the future. Algos' product development expenses may increase as additional drugs are developed. In August 1999, Algos received a not approvable letter from the FDA regarding a new drug application filed in 1998 for its most developmentally advanced drug, MorphiDex'r'. Algos will incur additional development costs for MorphiDex'r' in connection with amending the new drug application and delay certain expenses associated with pre-commercialization activities such as the establishment of a sales force, the preparation of promotional plans and materials, additions to and changes in financial and operating systems, and related administrative activities.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 1998

Revenue:

    Algos, which is in the development stage, earned no revenue in 1999 and 1998.

Research and development:

    In 1999, research and development expenses were $9.5 million, a decrease of $3.6 million, or 27%, from 1998. In 1999, expenses decreased due to the impact in 1998 of large-scale, clinical trials and toxicology studies of MorphiDex'r'. These effects were partially offset by the costs of obtaining drug supplies and manufacturing of full-scale demonstration batches of MorphiDex'r' in 1999 and expenses related to Phase II clinical studies of other products.

Selling, general and administrative:

    In 1999, selling, general and administrative expenses were $10.3 million, an increase of approximately $5.5 million from 1998. The increase was primarily attributable to expenses incurred in preparation for the possible future commercialization of products, including fees to sales and marketing consultants, educational materials and activities, and the addition of marketing personnel, as well as the general expansion of Algos' business activities. Algos expects to delay certain other expenses associated with the possible commercialization of products pending amendments to the MorphiDex'r' new drug application. In addition, in 1999, Algos incurred professional fees and other expenses in connection with its merger agreement with Endo.

FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 1997

Revenue:

    Algos, which is in the development stage, earned no revenue in 1998. In 1997, Algos earned a $1.0 million contractual milestone payment under the McNeil License Agreement upon McNeil's initiation of a large-scale clinical trial of a licensed product.

Research and development:

    In 1998, research and development expenses were $13.1 million, an increase of approximately $3.3 million or 34%, from 1997. The significant increase in 1998 expenses was primarily attributable to large-scale, advanced clinical trials for MorphiDex'r' and the expansion of Algos' development staff. The impact of these increases was partially offset by reduced expenses related to bioavailability studies and the costs of manufacturing small-scale regulatory test batches of MorphiDex'r', which occurred in 1997.

Selling, general and administrative:

    In 1998, selling, general and administrative expenses were $4.8 million, an increase of $2.4 million or 96%, from 1997. The 1998 results include expenses related to preparations for the possible future commercialization of MorphiDex'r', including the addition of sales and marketing personnel. Algos incurred increased general and administrative costs to support its business activities, including the addition of administrative personnel and the relocation and expansion of Algos' headquarters facilities in April 1998.

Interest income:

    Interest income decreased 17% in 1998 to $2.0 million as a result of lower average cash and securities balances prior to the November 1998 private placement of common stock and a warrant and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

    In 1999, 1998 and 1997, spending for Algos' product development efforts and other pre-commercialization activities resulted in net cash outflows from operations of $15.5 million, $15.3 million and $7.3 million, respectively. Algos funded this spending primarily from accumulated cash balances at December 31, 1996, which resulted from Algos' 1996 public offering of common stock. In November 1998, to provide greater financial flexibility, Algos raised $24.9 million in a private sale of common stock and a warrant. In 1998, net cash outflows from operations increased significantly from 1997 as a result of Algos' expanded development programs. In 1999, net cash outflows from operations increased slightly as the effect of lower development expenses in the period offset increased spending for other pre-commercialization activities.

    Algos expects to incur product development expenses as clinical trials of MorphiDex'r' and HydrocoDex'TM' continue and other drugs that the Company currently has under development move into advanced clinical trials and as additional drugs are developed and research and development staff increased. In August 1999, Algos received a not approvable letter from the FDA regarding its new drug application for MorphiDex'r'. Algos will incur additional development costs associated with amending the MorphiDex'r' new drug application. Algos currently expects that as a stand-alone entity its cash and marketable securities at December 31, 1999 will be sufficient to fund its development activities through the year 2001 and support a resubmission of the new drug application based upon Algos' current schedule of clinical trials and level of business activities. However, if additional trials are necessary or advisable, or if additional products are developed, Algos may require additional funds. In the event that internally generated funds are insufficient for such efforts, Algos will need to raise additional capital. We cannot assure you that Algos would be able to obtain such additional financing on terms acceptable to Algos. Algos' future funding requirements will depend on a number of factors, including: the results of its development efforts; the timing and costs of obtaining required regulatory approvals; the amount of resources required for activities in preparation for the possible commercialization of MorphiDex'r'; the commercialization of competing products; the execution of licensing or other collaborative research agreements on terms acceptable to Algos; and the cost of prosecuting and defending patents.

NET OPERATING LOSSES

    At December 31, 1999, Algos had accumulated net operating loss carryforwards of approximately $48 million for federal and state tax purposes. Federal carryforwards expire in 2009 through 2019 and are available to reduce future taxable income recognized in the carryforward period, if any. Due to the uncertainty of future taxable income, Algos has established a valuation allowance for these carryforwards and has not recognized their potential benefit on a current basis. The future utilization of these carryforwards may be limited by Section 382 of the Internal Revenue Code related to changes ownership of Algos.

OTHER

    Generally, Algos' results of operations are not significantly affected by seasonal factors and Algos does not believe that inflation has had a significant impact on its business.

    Statement of Financial Accounting Standards (SFAS) No. 133, 'Accounting for Derivative Instruments and Hedging Activities' is effective in the year 2001. Based on Algos' current business activities, the statement is not expected to have a material impact on Algos' financial statements.

YEAR 2000

    Algos has evaluated the impact of the year 2000 computer issue and completed upgrading, modifying and testing critical applications and systems to accommodate year 2000 dating. This includes computer systems, office machines, phone and security systems, off the shelf systems and applications, custom software applications and accounting systems. In addition, Algos has evaluated its communications with all of its significant suppliers and vendors regarding their year 2000 compliance.

    To date, the year 2000 issue has not had a material affect on the business and operations of Algos. However, Algos or its third-party contractors may make additions to and changes in existing computer applications and systems and/or the use of such systems that could affect Algos' exposure to the year 2000 issue. In addition, there is no assurance that year 2000 issues will not be discovered in the future.

    Algos has not incurred more than $10,000 of costs to date related to the year 2000 issue and does not expect that the future cost of its compliance program will be material to its business, financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors & Stockholders of
ALGOS PHARMACEUTICAL CORPORATION:

    In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Algos Pharmaceutical Corporation (a development stage enterprise) (the 'Company') at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 and for the period January 1, 1992 (date of inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP


Florham Park, New Jersey
February 14, 2000

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1998         1999
                                                                 ----         ----
                                                              (DOLLARS IN THOUSANDS)
                          ASSETS:
Current assets:
    Cash and cash equivalents...............................   $ 37,025     $ 30,752
    Marketable securities, current..........................      9,002        4,011
    Interest receivable.....................................        417          207
    Prepaid expenses and other current assets...............        684          234
                                                               --------     --------
        Total current assets................................     47,128       35,204
    Marketable securities, noncurrent.......................      4,053
    Restricted cash.........................................        150          150
    Property and equipment, net.............................      1,099          955
                                                               --------     --------
        Total assets........................................   $ 52,430     $ 36,309
                                                               --------     --------
                                                               --------     --------

           LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts payable........................................   $  2,118     $  3,499
    Other current liabilities...............................        794          452
                                                               --------     --------
        Total current liabilities...........................      2,912        3,951
                                                               --------     --------

Commitments
Stockholders' equity:
    Preferred stock.........................................         --           --
    Common stock, $.01 par value, 50,000,000 shares
      authorized, 17,028,649 and 17,403,895 shares
      outstanding as of December 31, 1998 and 1999,
      respectively..........................................        170          174
    Additional paid-in-capital..............................     81,627       81,700
    Unearned compensation expense...........................       (611)        (105)
    Deficit accumulated during the development stage........    (31,668)     (49,411)
                                                               --------     --------
        Total stockholders' equity..........................     49,518       32,358
                                                               --------     --------
        Total Liabilities and stockholders' equity..........   $ 52,430     $ 36,309
                                                               --------     --------
                                                               --------     --------

   The accompanying notes are an integral part of these financial statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                                     CUMULATIVE FROM
                                                  FOR THE YEAR ENDED DECEMBER 31,     INCEPTION TO
                                                  -------------------------------     DECEMBER 31,
                                                    1997        1998        1999          1999
                                                    ----        ----        ----     ---------------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues......................................    $  1,000    $  --       $  --         $  3,311

Operating expenses:
    Research and development..................       9,799      13,086       9,508        38,170
    Selling, general and administrative.......       2,459       4,813      10,286        22,213
                                                  --------    --------    --------      --------
        Total operating expenses..............      12,258      17,899      19,794        60,383
                                                  --------    --------    --------      --------
Loss from operations..........................     (11,258)    (17,899)    (19,794)      (57,072)
Interest income...............................       2,435       2,029       2,051         7,661
                                                  --------    --------    --------      --------
Net loss......................................      (8,823)    (15,870)    (17,743)      (49,411)
                                                  --------    --------    --------      --------
                                                  --------    --------    --------      --------
Net loss per common share, basic and
  diluted.....................................    $  (0.56)   $  (0.98)   $  (1.02)
                                                  --------    --------    --------
                                                  --------    --------    --------
Weighted average common shares outstanding,
  basic and diluted..........................   15,862,563  16,144,484  17,354,863
                                                ----------  ----------  ----------
                                                ----------  ----------  ----------


   The accompanying notes are an integral part of these financial statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                      CUMULATIVE FROM
                                                   FOR THE YEAR ENDED DECEMBER 31,     INCEPTION TO
                                                  ---------------------------------    DECEMBER 31,
                                                    1997        1998        1999           1999
                                                    ----        ----        ----           ----
                                                                (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
    Net loss....................................  $ (8,823)   $(15,870)   $(17,743)      $(49,411)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization...........        51         142         371            676
        Amortization of unearned compensation...       278         370         299          1,372
        Amortization of discount on marketable
          securities............................       (79)        (67)       (114)          (262)
        Common stock issued for technology......                                              125
        Preferred stock issued for services.....                                               25
        Preferred stock issued under license
          agreement.............................                                              915
        Changes in assets and liabilities:
            Interest receivable.................      (485)         68         210           (207)
            Prepaid expenses....................        14        (368)        450           (234)
            Other assets........................       119          90
            Accounts payable....................     1,405         256       1,381          3,499
            Other current liabilities...........       223          54        (342)           452
                                                  --------    --------    --------       --------
    Net cash used in operating activities.......    (7,297)    (15,325)    (15,488)       (43,050)
                                                  --------    --------    --------       --------
Cash flows from investing activities:
    Investment in marketable securities.........   (37,813)    (29,097)     (9,842)       (76,753)
    Redemption of Marketable Securities.........    16,816      37,037      19,000         72,854
    Purchases of property and equipment.........      (111)     (1,095)       (227)        (1,631)
                                                  --------    --------    --------       --------
    Net cash used in investing activities.......   (21,108)      6,845       8,931         (5,530)
                                                  --------    --------    --------       --------
Cash flows from financing activities:
    Proceeds from issuance of preferred stock,
      net.......................................                                            6,659
    Proceeds from issuance of common stock,
      net.......................................        75      25,259         284         72,673
                                                  --------    --------    --------       --------
    Net cash provided by financing activities...        75      25,259         284         79,332
                                                  --------    --------    --------       --------
Net increase (decrease) in cash and cash
  equivalents...................................   (28,330)     16,779      (6,273)        30,752
Cash and cash equivalents, beginning of
  period........................................    48,576      20,246      37,025
                                                  --------    --------    --------       --------
Cash and cash equivalents, end of period........  $ 20,246    $ 37,025    $ 30,752       $ 30,752
                                                  --------    --------    --------       --------
                                                  --------    --------    --------       --------

   The accompanying notes are an integral part of these financial statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 1996

                                                                                                       DEFICIT
                                  CONVERTIBLE                                                        ACCUMULATED
                                PREFERRED STOCK       COMMON STOCK       ADDITIONAL     UNEARNED      DURING THE        TOTAL
                               -----------------   -------------------    PAID IN     COMPENSATION   DEVELOPMENT    STOCKHOLDERS'
                                SHARES    AMOUNT     SHARES     AMOUNT    CAPITAL       EXPENSE         STAGE          EQUITY
                                ------    ------     ------     ------    -------       -------         -----          ------
Issuance of Common Stock,
 January 1992, $.10 per
 share.......................                       4,841,664    $ 48     $   452                                     $    500
Issuance of Common Stock for
 technology, January 1992,
 $.10 per share..............                         968,336      10          90                                          100
Net loss.....................                                                                              (385)          (385)
                               --------    ---     ----------    ----     -------       -------        --------       --------
Balance, December 31, 1992...                       5,810,000      58         542                          (385)           215
Capital contributions,
 including $25,000 of
 technology..................                                                 150                                          150
Net loss.....................                                                                              (257)          (257)
                               --------    ---     ----------    ----     -------       -------        --------       --------
Balance, December 31, 1993...                       5,810,000      58         692                          (642)           108
Issuance of Series A
 Preferred Stock, May through
 August 1994, $10.00 per
 share, net of offering
 costs.......................   700,000      7                              6,602                                        6,609
Issuance of Series A
 Preferred Stock for
 services, May 1994, $10.00
 per share...................     2,500                                        25                                           25
Exercise of stock options....                             415
Net loss.....................                                                                            (1,124)        (1,124)
                               --------    ---     ----------    ----     -------       -------        --------       --------
Balance, December 31, 1994...   702,500      7      5,810,415      58       7,319                        (1,766)         5,618
Exercise of stock options....                         199,615       2          23                                           25
Net loss.....................                                                                            (2,122)        (2,122)
                               --------    ---     ----------    ----     -------       -------        --------       --------
Balance, December 31, 1995...   702,500      7      6,010,030      60       7,342                        (3,888)         3,521
Issuance of Series B
 Preferred Stock under
 license agreement, June
 1996, $9.15 per share.......   100,000      1                                914                                          915
Issuance of Common Stock,
 October 1996, $14.00 per
 share, net of offering
 costs.......................                       3,625,000      36      46,350                                       46,386
Exercise of stock options....                         161,821       2          17                                           19
Exercise of warrants.........     5,000                                        50                                           50
Conversion of Series A
 Preferred Stock.............  (707,500)    (7)     5,872,250      59         (52)
Unearned compensation
 expense.....................                                               1,281        (1,281)
Amortization of unearned
 compensation expense........                                                               425                            425
Net loss.....................                                                                            (3,087)        (3,087)
                               --------    ---     ----------    ----     -------       -------        --------       --------
Balance, December 31, 1996...   100,000    $ 1     15,669,101    $157     $55,902       $  (856)       $ (6,975)      $ 48,229
                               --------    ---     ----------    ----     -------       -------        --------       --------
                               --------    ---     ----------    ----     -------       -------        --------       --------

   The accompanying notes are an integral part of these financial statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                                                                       DEFICIT
                                  CONVERTIBLE                                                        ACCUMULATED
                                PREFERRED STOCK       COMMON STOCK       ADDITIONAL     UNEARNED      DURING THE        TOTAL
                               -----------------   -------------------    PAID IN     COMPENSATION   DEVELOPMENT    STOCKHOLDERS'
                                SHARES    AMOUNT     SHARES     AMOUNT    CAPITAL       EXPENSE         STAGE          EQUITY
                                ------    ------     ------     ------    -------       -------         -----          ------
Balance, December 31, 1996...  $100,000    $ 1     15,669,101    $157     $55,902        $(856)        $ (6,975)      $ 48,229
Exercise of stock options....                         133,630       1          15                                           16
Exercise of warrants.........                          48,970       1          58                                           59
Conversion of Series B
 Preferred Stock.............  (100,000)    (1)       100,000       1
Unearned compensation
 expense.....................                                                 176         (176)
Amortization of unearned
 compensation expense........                                                              278                             278
Net loss.....................                                                                            (8,823)        (8,823)
                               --------    ---     ----------    ----     -------        -----         --------       --------
Balance, December 1997.......                      15,951,701     160      56,151         (754)         (15,798)        39,759
Exercise of stock options....                          59,850                 291                                          291
Exercise of warrants.........                          17,098                  21                                           21
Issuance of Common Stock and
 Warrants, November 1998, net
 of offering costs...........                       1,000,000      10      24,937                                       24,947
Unearned compensation
 expense.....................                                                 227         (227)
Amortization of unearned
 compensation expense........                                                              370                             370
Net loss.....................                                                                           (15,870)       (15,870)
                               --------    ---     ----------    ----     -------        -----         --------       --------
Balance, December 1998.......                      17,028,649     170      81,627         (611)         (31,668)        49,518
Exercise of stock options....                         374,250       4         390                                          394
Exercise of warrants.........                             996                   1                                            1
Costs of stock issuance......                                                (111)                                        (111)
Adjustment of unearned
 compensation expense due to
 forfeitures.................                                                (207)         207
Amortization of unearned
 compensation expense........                                                              299                             299
Net loss.....................                                                                           (17,743)       (17,743)
                               --------    ---     ----------    ----     -------        -----         --------       --------
Balance, December 1999.......                      17,403,895    $174     $81,700        $(105)        $(49,411)      $ 32,358
                               --------    ---     ----------    ----     -------        -----         --------       --------
                               --------    ---     ----------    ----     -------        -----         --------       --------

   The accompanying notes are an integral part of these financial statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

    Algos Pharmaceutical Corporation (the 'Company'), is engaged primarily in the development of proprietary analgesic and anesthetic products. Since its formation in January 1992, the Company has devoted a substantial portion of its efforts to developing products, licensing technology, filing regulatory applications and raising capital. The Company is subject to a number of risks common to companies in similar stages of development. These include, but are not limited to, the lack of assurance of successful product development and regulatory approval, the absence of manufacturing, marketing and distribution capabilities, the risk of technological obsolescence, changes in pricing and customer demand and the ability to obtain future financing.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    All dollar amounts are in thousands.

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

PROPERTY AND EQUIPMENT, NET

    Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are depreciated over the term of the lease. Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred.

REVENUE

    License fee revenue is recognized when contract milestones are attained or when otherwise earned in accordance with the terms of the underlying agreements.

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

LOSS PER SHARE

    Basic per share amounts are calculated by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted per share amounts are calculated by dividing the net loss applicable to common stock by the sum of the weighted average number of common shares outstanding and dilutive common share equivalents. Since the Company incurred losses in all periods presented, options and warrants to purchase 1,028,405, 1,563,537 and 1,190,901 shares of common stock that were outstanding at December 31, 1997, 1998, and 1999, respectively, were not included in diluted per share calculations, as their effect would be antidilutive.

3. MARKETABLE SECURITIES

    Marketable securities at December 31, 1998 and 1999 include the following debt securities:

                                                       ESTIMATED
                                          AMORTIZED       FAIR         UNREALIZED
                                            COST      MARKET VALUE   GAINS (LOSSES)
                                            ----      ------------   --------------
U.S. Treasury and federal agency debt
  securities at December 31, 1998.......   $13,055      $13,035           $(20)
U.S. Treasury and federal agency debt
  securities at December 31, 1999.......   $ 4,011      $ 3,993           $(18)

    The securities are classified as held-to-maturity securities and are stated at their amortized cost. Noncurrent marketable securities have maturities in excess of one year and less than two years.

4. PROPERTY AND EQUIPMENT, NET

    Property and equipment consist of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               1998     1999
                                                               ----     ----
Leasehold improvements......................................  $  516   $  505
Office furniture and equipment..............................     631      643
Computer equipment..........................................     257      236
                                                              ------   ------
                                                               1,404    1,384
Less accumulated depreciation...............................     305      429
                                                              ------   ------
                                                              $1,099   $  955
                                                              ------   ------
                                                              ------   ------

5. OTHER CURRENT LIABILITIES

    Other current liabilities consist of the following:

                                                              DECEMBER 31,
                                                              -------------
                                                              1998    1999
                                                              ----    ----
Accrued compensation........................................  $319    $229
Accrued research expenses...................................   475     223
                                                              ----    ----
                                                              $794    $452
                                                              ----    ----
                                                              ----    ----

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

6. INCOME TAXES

    At December 31, 1999, the Company had available net operating loss carryforwards and research and development credits for federal income tax purposes of approximately $48,000 and $1,500, respectively, which expire in the years 2009 through 2019. At December 31, 1999, the Company had available net operating loss carryforwards and research and development credits for state income tax purposes of approximately $48,300 and $1,100, respectively, which expire in the years 2000 through 2006. The tax benefits related to approximately $2,922 of the federal and state net operating losses at December 31, 1999 relate to stock option deductions and will be credited to additional paid-in capital if recognized. The use of federal net operating loss and credit carryforwards may be subject to limitations under section 382 of the Internal Revenue Code pertaining to changes in stock ownership. Due to the uncertainty of their realization, a full valuation allowance has been established for the potential income tax benefit of net operating loss and credit carryforwards and temporary differences. The increase in the valuation allowance amounted to $4,745, $7,563 and $9,587 in 1997, 1998, and 1999, respectively. Deferred tax assets (liabilities) for federal and state income taxes consist of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1999
                                                            ----       ----
Net operating loss carryforwards........................  $ 12,283   $ 20,662
Research and development tax credits....................     1,900      2,600
License costs...........................................       339        317
Accrued liabilities and other...........................       225        714
Depreciation and amortization...........................        (4)        37
                                                          --------   --------
    Total deferred tax assets...........................    14,743     24,330
Valuation allowance.....................................   (14,743)   (24,330)
                                                          --------   --------
Net deferred tax assets.................................  $      0   $      0
                                                          --------   --------
                                                          --------   --------

7. COMMITMENTS

LICENSE AGREEMENTS

    The Company has licensed from a university certain patents and pending patent applications in the field of pain management. The Company is required to pay royalties equal to 4% of sales of licensed products. In addition, the Company will pay the university 50% of royalty payments received from any sublicensees until such payments total $500,000 for a given year, 33% until the payments total an additional $500,000 for such year and 25% thereafter.

LEASES

    Minimum payments under the Company's operating lease for its administrative offices are as follows:

2000........................................................  $  269
2001........................................................     269
2002........................................................     269
2003........................................................     297
2004........................................................     311
Balance of term.............................................   1,036

    The agreement provides the Company with an option to extend the lease term for an additional five-year period and an option to purchase the building which is exercisable between April 29, 2001 and April 28, 2003.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

    Rent expense amounted to $58, $239 and $269 for the years ended
December 31, 1997, 1998, and 1999 respectively and $634 cumulatively from the date of inception.

RESEARCH CONTRACTS

    The Company routinely contracts with universities, medical centers, contract research organizations and other institutions for the conduct of research and clinical studies on the Company's behalf. These agreements are generally for the duration of the contracted study and contain provisions that allow the Company to terminate the study prior to its completion.

EMPLOYMENT AGREEMENTS

    At December 31, 1999, the Company's minimum obligation for base salaries under employment agreements with officers amounted to approximately $615.

CONTINGENCIES

    In the normal course of business, the Company is party to claims or litigation relating to various matters. The Company believes that the outcome of any current claims or litigation would not have a material adverse effect on its results of operations, cash flows or financial position.

8. SIGNIFICANT AGREEMENTS

    In 1996, the Company entered into a license agreement with McNeil Consumer Products Company, an affiliate of Johnson & Johnson, which provides McNeil with exclusive worldwide marketing rights to certain of the Company's products under development. The Company has received payments amounting to $3,000 through December 31, 1999 and may receive additional payments based on the achievement of certain milestones, generally related to product development and patent issuances, and royalties based on sales of licensed products, if any. McNeil is responsible for development of the licensed products. In addition, the Company will receive royalties based on sales of licensed products, if any. McNeil may terminate the agreement upon 60 days notice.

    In 1996, the Company entered into a development and marketing collaboration and license agreement with Interneuron Pharmaceuticals, Inc. for the development and commercialization of a product to treat migraine headache. The agreement grants to Interneuron rights, co-exclusive with Algos, to use Algos patents and know-how to manufacture and market the product. The development program is currently in an initial stage in which it is expected that Interneuron's development costs will exceed those of Algos. The agreement provides that the companies will generally share equally the remaining developments costs, including pre-clinical studies, clinical trials, and regulatory activities, and similarly share in marketing and profits of the resulting product, if any. After the initial stage of development, the agreement may be terminated by either party with the terminating party retaining an interest in any resulting product, either in the form of a royalty on sales or the repayment of certain of its development costs.

    In 1996, the Company contributed certain intangible assets having no book value to a newly formed company, U.S. Dermatologics, Inc, and received preferred stock with an aggregate stated value and liquidation preference of $2,800 and all of the transferee's common stock. The common stock was subsequently distributed to the Company's stockholders, warrant holders and certain of its employees. The preferred stock provided for an annual cumulative dividend of 30%, payable in the form of cash or common stock, and a share of other earnings. The Company recorded no gain in connection with the transaction, as management believed that realization was not assured. In 1998, the Company received $198 for certain consulting and administrative services provided to U.S. Dermatologics, Inc. during a transitional period, which ended in 1998. In 1999, the preferred stock was exchanged for shares of U.S.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Dermatologics, Inc. common stock representing approximately 10% of U.S. Dermatologics, Inc.'s total outstanding common stock.

    In 1999, the Company and Endo Pharmaceuticals Holdings Inc. entered into a collaboration agreement, pursuant to which the Company and Endo Pharmaceuticals will develop, manufacture and commercialize pain management products containing the combination of oxycodone and dextromethorphan. Pursuant to the collaboration agreement, each party granted to the other a sole and exclusive worldwide license to its respective know-how, patent rights and trademark rights used in connection with the collaboration. The companies will share equally the costs associated with, and profits generated, by the collaboration, after adjustments with respect to reduced sales of Endo products resulting from sales of products that the parties developed under the collaboration agreement. The collaboration agreement will continue in effect until the parties to the agreement mutually agree in writing to terminate the agreement or the patent rights licensed under the collaboration agreement expire.

    In 1999, the Company granted a paid-up license under three of the Company's patents to Cambridge NeuroScience, Inc. to develop products discovered by or on behalf of Cambridge NeuroScience for the treatment of pain. In exchange, the Company received the right to negotiate to develop and/or commercialize these products.

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

    In 1994, the Company issued a total of 702,500 shares of convertible Series A Preferred Stock and received net proceeds of $6,609 and services valued at $25. In 1996, an additional 5,000 shares were issued upon conversion of an outstanding warrant. In connection with the Company's 1996 initial public offering of Common Stock, each outstanding share of convertible Series A Preferred Stock was converted to 8.3 shares of Common Stock.

    In 1996, the Company issued 100,000 shares of convertible Series B Preferred Stock in connection with an amendment to a license agreement with a university and recorded an administrative expense of $915 for the estimated fair value of the stock. In 1997, the holders converted each share of convertible Series B Preferred Stock into one share of Common Stock.

WARRANTS

    In 1994, in connection with the sale of convertible Series A Preferred Stock, certain selling agents received warrants to purchase an aggregate of 40,750 shares of convertible Series A Preferred Stock. In connection with the Company's 1996 initial public offering of Common Stock, outstanding warrants to purchase an aggregate of 35,750 shares of convertible Series A Preferred Stock were converted to warrants to purchase an aggregate of 296,725 shares of Common Stock. The warrants entitle the holders to purchase shares of Common Stock at an exercise price of $1.20 per share and expire in 2001. Of these warrants, warrants to purchase 230,657 and 229,661 shares of Common Stock were outstanding and exercisable as of December 31, 1998 and 1999, respectively.

    In 1998, the Company sold 1,000,000 shares of its Common Stock together with a warrant to purchase 250,000 shares of common stock for an aggregate purchase price of $25,000. For financial statement purposes, the Company has assigned $2,000 of the aggregate purchase price to the estimated

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

fair value of the warrant. The warrant, which is outstanding and exercisable at December 31, 1999, entitles the holder to purchase shares of Common Stock at an exercise price of $25.00 per share and expires in 2003.

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

    The Company's 1996 Non-Employee Director Stock Option Plan (the Director
Plan) covers 283,000 authorized but unissued or reacquired shares of Common Stock and is intended to assist the Company in attracting and retaining qualified non-employee directors. The Director Plan is administered by the Board of Directors and provides for automatic grants of non-qualified stock options to purchase 10,000 shares of Common Stock to each non-employee director at the time of initial appointment or Election to the Board of Directors. The exercise price of the options shall be the fair market value of a share of Common Stock on the date of grant. Each option shall generally become exercisable in cumulative annual installments of one-third on each of the first three annual meetings of the Company's stockholders following the date of grant so long as the non-employee director continues to serve as a director of the Company. In addition, each non-employee director shall be granted an option to purchase 10,000 shares of Common Stock on an annual basis. Unless sooner terminated by the Board of Directors, the Director Plan will expire in 2006.

    Prior to 1997, the Company granted stock options under prior plans.

    The following table summarizes stock option activity for the years ended December 31, 1997, 1998, and 1999:


                                                     NUMBER        WEIGHTED AVERAGE
                                                    OF SHARES       EXERCISE PRICE
                                                    ---------       --------------
Outstanding January 1, 1997.                           752,440               1.39
Granted............................................   166,500         $16.62
Exercised..........................................  (133,630)        $ 0.12
Cancelled..........................................    (4,660)        $ 4.21
                                                     --------
Outstanding December 31, 1997......................   780,650         $ 4.81
Granted............................................   382,520         $31.34
Exercised..........................................   (59,850)        $ 4.86
Cancelled..........................................   (20,440)        $15.98
                                                     --------
Outstanding December 31, 1998......................  1,082,880        $13.97
Granted............................................   340,200         $26.97
Exercised..........................................  (374,250)        $ 1.05
Cancelled..........................................  (337,590)        $29.61
                                                     --------
Outstanding December 31, 1999......................   711,240         $19.56
                                                     --------
                                                     --------

    Options exercisable at December 31, 1997, 1998 and 1999 were 503,216, 656,230 and 409,447 respectively.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

    A summary of stock options outstanding as of December 31, 1999 is as follows:

                               NUMBER OF      WEIGHTED AVERAGE       WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES:       SHARES     REMAINING CONTRACT LIFE    EXERCISE PRICE
-------------------------       ------     -----------------------    --------------
$0.12 - $0.13................   153,550              1.9                  $ 0.13
$10.00 - $15.00..............    86,000              5.4                  $14.37
$15.01 - $20.00..............    56,100              6.1                  $17.21
$20.01 - $25.00..............    10,840              6.1                  $22.47
$25.01 - $30.00..............   264,720              6.0                  $26.50
$30.01 - $40.00..............   140,030              6.0                  $31.65
                                -------
                                711,240              4.8                  $19.56
                                -------
                                -------

    Stock options exercisable as of December 31, 1999:

                                                   NUMBER OF   WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES:                           SHARES      EXERCISE PRICE
-------------------------                           ------      --------------
$0.12 - $0.13....................................   153,550         $ 0.13
$10.00 - $15.00..................................    76,400         $14.29
$15.01 - $20.00..................................    43,250         $17.20
$20.01 - $25.00..................................     2,810         $22.52
$25.01 - $30.00..................................    75,107         $26.51
$30.01 - $40.00..................................    58,330         $31.76
                                                    -------
                                                    409,447         $14.07
                                                    -------
                                                    -------

    Weighted average exercise price of options granted during the year:

EXERCISE PRICE:                                        1997     1998     1999
---------------                                        ----     ----     ----
Equal to market value of stock......................  $16.62   $31.35   $26.89
Less than market value of stock.....................           $31.31
Greater than market value of stock..................                    $28.43

    Weighted average fair value at grant date of options granted during the year:

EXERCISE PRICE:                                        1997     1998     1999
---------------                                        ----     ----     ----
Equal to market value of stock......................  $11.13   $20.53   $14.94
Less than market value of stock.....................           $23.03
Greater than market value of stock..................                    $13.69

    The fair value of each option grant in 1997, 1998 and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield, expected lives of five years, expected volatility of 60%, and risk-free interest rates of 6.3%, 5.4% and 4.7% for 1997, 1998 and 1999, respectively.

    The Company records compensation expense for stock option grants in accordance with APB No. 25, 'Accounting for Stock Issued to Employees.' Had the Company elected to record compensation for stock option grants in accordance with SFAS No. 123, 'Accounting for Stock-Based Compensation,' the Company's pro forma net loss and loss per share amounts would be as follows:

                                                   1997       1998       1999
                                                   ----       ----       ----
Net loss........................................  $(9,480)  $(18,218)  $(20,047)
Net loss per common share, basic and diluted....   $(0.60)    $(1.13)    $(1.16)

    Pro forma amounts are not likely to be representative of amounts in future years, as additional options are awarded and vested.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

    In 1998, Algos granted certain options subject to shareholder approval of an increase of 800,000 in the number of shares of Common Stock issuable under the 1996 Stock Option Plan. Unearned compensation expense was recorded for the increase in the market value of Common Stock between the grant date and the June 1998 approval date. Unearned compensation expense related to stock option grants is amortized over the vesting period of the grants, generally four years.

10. OTHER RELATED PARTY TRANSACTIONS

    Certain directors and shareholders of the Company have been associated with law firms that rendered various legal services to the Company. The Company recorded charges of approximately $165, $47 and $900 in 1997, 1998 and 1999 respectively, and $1,737 from the date of inception, for those services, including services rendered in connection with the issuance of stock. As of December 31, 1998 and 1999, $14 and $773 of these charges were unpaid, respectively.

11. MERGER AGREEMENT WITH ENDO PHARMACEUTICALS HOLDINGS INC.

    On November 26, 1999, the Company entered into a definitive merger agreement pursuant to which Algos will merge with a subsidiary of Endo Pharmaceuticals Holdings Inc. in a tax-free transaction. In the transaction, Algos shareholders will receive common stock of Endo and warrants to purchase additional shares of common stock of Endo for nominal consideration. The warrants will become exercisable only if the U.S. Food and Drug Administration approves Algos' New Drug Application for MorphiDex by December 31, 2002. The agreement places restrictions on the Company's ability to enter into certain transactions, including incurring debt, issuing additional shares of stock, paying dividends, disposing of assets and entering into certain significant agreements. The transaction is subject to the approval of Algos shareholders, regulatory approvals and certain other conditions and is expected to be completed by the second quarter of 2000.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below are the directors and executive officers of the Company as of March 15, 2000.

                                   DIRECTORS

NAME                                        AGE                    POSITION
----                                        ---                    --------
John W. Lyle..............................  55    President and Chief Executive Officer and
                                                    Director
Donald G. Drapkin.........................  52    Director
Michael Hyatt.............................  54    Director
Roger H. Kimmel...........................  53    Director
James R. Ledley...........................  53    Assistant Secretary and Director
Dieter A. Sulser..........................  51    Director

    Messers. Hyatt and Ledley are in the class of Directors whose term will expire in 2000. Messers. Kimmel and Sulser are in the class of Directors whose term will expire in 2001. Messers Lyle and Drapkin are in the class of Directors whose term will expire in 2002.

                               EXECUTIVE OFFICERS

NAME                                        AGE                    POSITION
----                                        ---                    --------
John W. Lyle..............................  55    President and Chief Executive Officer
Frank S. Caruso, Ph.D.....................  63    Executive Vice President, Research and
                                                    Development
Robert Sosnowski..........................  41    Vice President, Sales and Marketing
Gary R. Anthony...........................  39    Treasurer and Chief Financial Officer

    Mr. Lyle has been President and Chief Executive Officer and a Director of Algos since its formation in January 1992. Mr. Lyle served as President and Chief Executive Officer of OmniCorp Holdings, Inc., in 1991. Prior to founding the Company, Mr. Lyle was one of the founders of Osteotech, Inc., a public orthopaedic pharmaceutical company formed in 1986. He served as Osteotech, Inc.'s Chairman and Chief Executive Officer from 1989 to 1991 and as President from 1986 to 1989. From 1981 to 1986, Mr. Lyle served as President of CIBA-GEIGY Corporation's Self-Medication Division. From 1975 to 1981, Mr. Lyle held various positions at Johnson & Johnson. Mr. Lyle holds a B.S. in Marketing Management and a M.B.A. in General Management, both from the University of Southern California.

    Mr. Drapkin has been Director of Algos since January 1994. Mr. Drapkin has been Vice Chairman and Director of MacAndrews & Forbes Holdings Inc., and various of its affiliates since 1987. Mr. Drapkin is a Director of the following corporations: Anthracite Capital, Inc., BlackRock Asset Investors, The Molson Companies Limited, Nexell Therapeutics, Inc., Playboy Enterprises, Inc., Revlon, Inc., Revlon Consumer Products Corporation, The Warnaco Group, Inc. and Weider Nutrition International, Inc. (On December 27, 1996, Marvel, Marvel Holdings, Marvel Parent and Marvel III, of which Mr. Drapkin was a Director on such date, and several subsidiaries of Marvel filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.) Mr. Drapkin is a member of the Compensation and Audit Committees of the Company's Board of Directors.

    Mr. Hyatt has been a Director of Algos since November 1996. For more than five years, Mr. Hyatt has been a Senior Managing Director of Bear Stearns & Co., Inc.

    Mr. Kimmel has been a Director of Algos since July 1996. Mr. Kimmel has been a partner of the law firm of Latham & Watkins for more than five years. Mr. Kimmel is also a director of Weider

Nutrition International, Inc. and TSR Paging, Inc. Mr. Kimmel is a member of the Compensation Committee of the Company's Board of Directors.

    Mr. Ledley has been a Director of Algos since January 1992. Mr. Ledley also serves as Assistant Secretary for the Company. Since 1995, he been a member of the law firm of Kleinberg, Kaplan, Wolff & Cohen, P.C. From 1980 to 1995 he was a member of the law firm of Varet & Fink P.C. (previously known as Milgrim Thomajan & Lee P.C.). Mr. Ledley is a member of the Compensation and Audit Committees of the Company's Board of Directors.

    Mr. Sulser has been a Director of Algos since May 1995. Since 1991,
Mr. Sulser has served as Head of Investment Banking for the ERB Group of Companies, based in Winterthur, Switzerland. Mr. Sulser is also General Manager of Unifina Holding AG, an affiliate of the ERB Group of Companies.

    Dr. Caruso joined Algos as Executive Vice President, Research &
Development in 1994. From 1985 to 1993, Dr. Caruso served as Vice President, Research & Development at Roberts Pharmaceutical Corporation with responsibility for worldwide pre-clinical and clinical research and development activities. He holds a Ph.D. and M.S. in Pharmacology, both from the University of Rochester, School of Medicine and Dentistry and a B.S. in Biology from Trinity College.

    Mr. Sosnowski joined Algos in 1999. From 1997 to 1998, Mr. Sosnowski was Director, Sales Operations for Centocor, Inc. and from 1995 to 1997, he was Executive Director at The Liposome Company. In these positions, Mr. Sosnowski was responsible for various aspects of new pharmaceutical product launches, including the establishment of sales force operations, alignments and recruitment, marketing and medical education. Mr. Sosnowski holds a B.S. degree in Biology from the University of Connecticut, Storrs.

    Mr. Anthony joined Algos in 1996. Prior to joining Algos, Mr. Anthony engaged in the private practice of accounting, providing services to pharmaceutical companies. From 1987 to 1993, he served as Controller for Roberts Pharmaceutical Corporation where his responsibilities included financial reporting and the development and implementation of accounting practices and internal control systems. Mr. Anthony holds a B.S. in Accounting from Monmouth College.

      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Exchange Act requires directors, officers and persons who beneficially own more than 10% of a registered class of stock of Algos to file initial reports of ownership (Forms 3) and reports of changes in beneficial ownership (Forms 4 and 5) with Commission and the Nasdaq. Such persons are also required under the rules and regulations promulgated by the Commission to furnish Algos with copies of all Section 16(a) forms they file.

    Based solely on a review of the copies of such forms, as amended furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its directors, officers and greater than 10% beneficial owners were compiled with, except that Ronald Goldblum, Donald Johnson, Terence Novak and George Wagner filed Forms 5 late.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY EXECUTIVE COMPENSATION TABLE

    The following table sets forth the annual, long-term and other compensation of Algos' Chief Executive Officer and other most highly compensated executives whose annual salary and bonus exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM COMPENSATION
                                                                           ------------------------------
                                             ANNUAL COMPENSATION                  AWARDS          PAYOUTS
                                      ----------------------------------   --------------------   -------
                                                               OTHER       RESTRICTED   OPTIONS
                                                               ANNUAL        STOCK       (# OF     LTIP      ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR     SALARY     BONUS     COMPENSATION     AWARDS     SHARES)   PAYOUTS   COMPENSATION
---------------------------   ----     ------     -----     ------------     ------     -------   -------   ------------
John W. Lyle
  President & Chief
  Executive Officer.......    1999    $324,000   $  --         --            --          80,000     --         --
                              1998    $300,000   $140,000      --            --           --        --         --
                              1997    $275,000   $137,500      --            --          40,000     --         --
Frank S. Caruso
  Executive Vice President
  Research & Development...   1999    $205,000   $  --         --            --          40,000     --         --
                              1998    $194,250   $ 60,000      --            --          10,000     --         --
                              1997    $185,000   $ 61,050      --            --          24,000     --         --
W. Bradford Middlekauff
  Vice President, Business
  Development and General
  Counsel(a)..............    1999    $138,500   $ 27,000      --            --          15,000     --         --
                              1998    $ 63,438      --         --            --          40,000     --         --
Robert E. Sosnowski
  Vice President, Sales and
  Marketing(b)............    1999    $144,128   $  8,000      --            --          15,000     --        $33,406(f)

George M. Wagner
  Vice President,
  Regulatory Affairs(c)...    1999    $117,500      --         --            --           6,000     --         --
                              1998    $104,200   $ 20,000      --            --           --        --         --
                              1997    $ 53,437   $  5,000      --            --          10,000     --         --
Ronald Goldblum
  Vice President,
  Clinical Research(d)....    1999    $179,835   $ 15,000      --            --           8,000     --         --
                              1998    $118,500   $ 12,500      --            --          60,000     --        $59,395(f)
Terence S. Novak
  Executive Vice President,
  Sales & Marketing(e)....    1999    $137,222      --         --            --          17,000     --         --
                              1998    $147,222   $ 25,000      --            --          83,000     --         --

---------

 (a) Mr. Middlekauff's employment with Algos commenced August 1998 and terminated February 2000.

 (b) Mr. Sosnowski's employment with Algos commenced January 1999.

 (c) Mr. Wagner's employment with Algos commenced June 1997 and terminated January 2000.

 (d) Dr. Goldblum's employment with Algos commenced May 1998 and terminated December 1999.

 (e) Mr. Novak's employment with Algos commenced April 1998 and terminated June 1999.

 (f) Relocation expense compensation.

    The following table sets forth for each of the named executive officers certain information regarding stock option grants during 1999:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                              POTENTIAL REALIZABLE VALUE AT
                                                                              ASSUMED ANNUAL RATES OF STOCK
                                                                                 PRICE APPRECIATION FOR
                                        INDIVIDUAL GRANT                               OPTION TERM
                       ---------------------------------------------------   -------------------------------
                        NUMBER OF      % OF TOTAL
                        SECURITIES    OPTIONS/SARS   EXERCISE
                        UNDERLYING     GRANTED TO    OR BASE
                       OPTIONS/SARS   EMPLOYEES IN    PRICE     EXPIRATION
NAME                     GRANTED      FISCAL YEAR     ($/SH)       DATE          5% ($)          10% ($)
----                   ------------   ------------    ------       ----          ------          -------
John W. Lyle.........     11,607             4        $28.43     1/04/04       $   91,164       $  201,449
                          68,393            24        $25.84     1/31/06       $  729,933       $2,021,349
Frank S. Caruso......     40,000            14        $25.84     1/31/06       $  426,905       $1,182,196
Ronald Goldblum......      8,000             3        $25.84     1/31/06       $   85,381       $  236,439
Terence S. Novak.....     17,000             6        $25.84     1/31/06       $  181,435       $  502,433
W. Bradford
  Middlekauff........     15,000             5        $25.84     1/31/06       $  160,089       $  443,324
Robert E.
  Sosnowski..........     15,000             5        $25.84     1/31/06       $  160,089       $  443,324
George M. Wagner.....      6,000             2        $25.84     1/31/06       $   64,036       $  177,329

    The following table sets forth for each of the named executive officers the value realized from stock options exercised during 1999 and the number and value of exercisable and unexercisable stock options held at December 31, 1999:

      AGGREGATED OPTION EXERCISES IN LAST YEAR AND YEAR END OPTION VALUES

                                                            NUMBER OF SHARES            VALUE OF UNEXERCISED
                                                              OF UNDERLYING                 IN-THE-MONEY
                              SHARES                       UNEXERCISED OPTIONS                 OPTIONS
                            ACQUIRED ON     VALUE      ---------------------------   ---------------------------
                             EXERCISE      REALIZED    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                             --------      --------    -----------   -------------   -----------   -------------
John W. Lyle.............     224,100     $5,712,863     182,800         70,000      $1,443,200        --
Frank S. Caruso..........      66,400     $1,751,600      51,300         31,000      $   81,300        --
W. Bradford Middlekauff..      --             --          23,750         31,250          --            --
Robert E. Sosnowski......      --             --           3,750         11,250          --            --
George M. Wagner.........      --             --           9,000          7,000          --            --
Ronald Goldblum..........      --             --          15,000         --              --            --
Terence S. Novak.........      --             --          --             --              --            --

EMPLOYMENT AGREEMENTS

    Mr. Lyle's employment agreement with Algos expires on December 31, 2000 and is automatically renewable for successive one-year terms unless terminated by either Mr. Lyle or Algos. Mr. Lyle's employment agreement provides that he will be employed as the President and Chief Executive Officer of the Company and that Algos will use its best efforts to cause him to be elected to the Board of Directors for the term of the agreement. Mr. Lyle is entitled to a minimum increase of 8% per year or such greater increase as the Board of Directors, in its sole discretion, deems appropriate to the preceding year's base salary and for bonuses for individual accomplishment of key milestone events in such amounts and on such terms as the Board of Directors may determine.

    Dr. Caruso's employment agreement with Algos expires on December 31, 2000 and is automatically renewable for successive one-year terms unless terminated by either Dr. Caruso or Algos. Dr. Caruso is entitled to a 5% increase per year or such greater increase as the Board of Directors, in its sole discretion, deems appropriate to the preceding year's base salary and is entitled to receive continuing payments equal to twelve months salary in the event of his termination by Algos without cause. Dr. Caruso may also receive bonuses for individual accomplishment of key milestone events in such amounts and on such terms as the Board of Directors may determine.

COMPENSATION OF OUTSIDE DIRECTORS

    Non-employee members of the Board of Directors will receive cash compensation of $1,500 per meeting attended as consideration for their services as Directors of Algos and are reimbursed for reasonable travel expenses incurred in connection with their attendance at such meetings. Non-employee Directors upon first appointment or election to the Board of Directors will receive an option grant under Algos' 1996 Non-Employee Director Stock
Option Plan to purchase 10,000 shares of Common Stock, at the fair market value on the date of grant, vesting in one-third installments upon each of the first, second and third annual meetings of stockholders following the date of grant subject to the Director's continued Board membership. In addition, on the date of the first meeting of the Board of Directors in each calendar year, each non-employee Director will be granted options to purchase 10,000 shares of Common Stock, at the fair market value on the date of grant, which shall vest on the first anniversary of the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Mr. Kimmel and Mr. Ledley are members of the Compensation Committee of the Company's Board of Directors. See 'Certain Relationships and Related Transactions' for a description of certain of their business relationships with the Company.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

    Compensation Policy and Company Performance. The executive compensation program has been designed with the goal of motivating, rewarding and retaining executives with the level of talent and ability required to guide Algos' growth, efficiently manage its resources, achieve its long-range business objectives and successfully maintain its position as a leader in developing a new generation of proprietary pain management products. The compensation program provides the means of achieving these goals by creating incentives to accomplishing short-term and long-term objectives, by rewarding exceptional performance that contributes to the business and by utilizing competitive base salaries that recognize a policy of career continuity.

    Algos' financial well being is highly dependent upon the success of its long-term growth strategy. The nature of this strategy requires long-term and significant investments, which may take years to generate returns to stockholders. Therefore, executive compensation decisions are oriented toward long-term corporate performance and may not fluctuate as greatly as year-to-year corporate financial results.

    The fundamental principle of the compensation program is to compensate executives for their performance and for the level of responsibility corresponding to their positions. Assessments of both individual and corporate performance influence compensation levels. The Compensation Committee recognizes the importance of fostering a performance-based environment that motivates individual achievement. Thus, executives are regularly given recognition for the year's results, which are not necessarily financial results, and provided with incentives to augment their successes in the future.

    The Compensation Committee makes compensation determinations for all of Algos' senior management, including the individuals whose compensation is detailed in this proxy. Compensation decisions for all executives, including John W. Lyle, Algos' Chief Executive Officer, are based on the criteria disclosed above.

    There are three primary elements of Algos' compensation program: base salary, bonus payments and awards under the 1994 Option Plan and the 1996 Option Plan (together, the 'Stock Plans').

    Base Salaries. A competitive base salary is necessary to the development and retention of capable management and is consistent with Algos' long-term goals.

    Current base salary levels for executives result from a review of Algos' business performance and general economic factors. Within this framework, executive salaries are governed in part by various employment agreements and are determined based on individual performance, level of responsibility within Algos and experience.

    Bonus Payments. Targeted cash bonus payments are awarded to executives in recognition of contributions to the business during the prior year. An executive's contributions to the business are measured, in part, by his or her success in meeting certain goals established by such executive and Algos'
Chief Executive Officer. The amount of the bonuses awarded in any calendar year is determined by reference to the terms of the executive employment agreements, Algos' competitive position, assessment of progress in attaining long-term goals and business performance considerations. Because of Algos' developmental stage, these business performance considerations do not include traditional measurements such as annual cash flow, earnings per share and return on investments, but rather, how well Algos has achieved its targeted developmental goals. None of these measurements is given a specific weight. No formula was used in determining the aggregate amount of the bonuses awarded to executives in 1999.

    The specific cash bonus an executive receives is dependent on individual performance and level of responsibility. Assessment of an individual's relative performance is made annually based on a number of factors, including initiative, business judgment, knowledge of the industry and management skills.

    Awards under the Stock Plans. Awards under the Stock Plans are designed to promote an identity of interests between management and stockholders. Under the Stock Plans, Algos' executives are eligible to receive grants of options to purchase Common Stock at or above fair market value on the date of the grant. Typically, grants of stock options are subject to a significant vesting period. This approach is designed to increase long-term stockholder value, as the maximum benefit of this element of executive compensation is only realized if stock price appreciation occurs over a number of years.

    Awards of stock options were granted to certain executives in the first quarter of 1999 based on individual performance (determined as described above under ' -- Bonus Payments') and level of responsibility. Award levels are generally intended to be sufficient in size to provide a strong incentive for executives to work for long-term business interests and increase such executives' ownership in the business. See 'Executive Compensation -- Summary Compensation Table' and 'Executive Compensation -- Option/SAR Grants in Last Fiscal Year.'

    Policy on the Deductibility of Compensation. Section 162(m) of the Internal Revenue Code of 1986 as amended (the 'Code'), limits a public company's federal income tax deduction for compensation paid in excess of $1,000,000 to any of its five most highly compensated executive officers. However, certain performance-based compensation, including awards of stock options, is excluded from the $1,000,000 limit if specific requirements are met.

    While the tax impact of any compensation arrangement is one factor which is considered by the Compensation Committee, such impact is evaluated in light of the compensation policies discussed above. The Compensation Committee's compensation determinations have generally been designed to maximize Algos' federal income tax deduction for possible application in future years.
However, from time to time compensation may be awarded which is not fully deductible if it is determined that such award is consistent with the overall design of the compensation program and in the best interests of Algos and its stockholders.

    Chief Executive Officer Compensation. The Chief Executive Officer's salary is determined based upon Mr. Lyle's employment agreement and the competitive salary framework described under ' -- Base Salaries,' above, recognizing Algos' significant growth and the increasing complexity of its business. The minimum base salary and minimum annual increases set forth in Mr. Lyle's employment agreement were determined based on the Board of Directors' judgment concerning his individual contributions to the business, level of responsibility and career experience. Although none of these factors were given a specific weight, primary consideration was given to Mr. Lyle's individual contributions to the business. No particular formulas or measures were used. In 1999, Mr. Lyle did not receive a Bonus Award. In determining the degree to which the Company achieved its business objectives the Compensation Committee considered primarily the significance of the approval and launch of MorphiDex'r', which was not achieved in 1999.

    Conclusion. Algos has had, and continues to have, an appropriate and competitive compensation program. The balance of a competitive base salary position, bonus payments and significant emphasis on long-term incentives is a foundation designed to build stability and to support the Company's continued growth. This report is submitted by the members of the Compensation Committee:

                             COMPENSATION COMMITTEE
                               Donald G. Drapkin
                                Roger H. Kimmel
                                James R. Ledley

    THE PRECEDING 'REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION' AND THE 'STOCK PERFORMANCE CHART' THAT APPEARS IMMEDIATELY HEREAFTER SHALL NOT BE DEEMED TO BE SOLICITING MATERIAL OR TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, OR INCORPORATED BY REFERENCE IN ANY DOCUMENTS SO FILED.

STOCK PERFORMANCE CHART

    As part of the executive compensation information presented in this Proxy Statement, the Securities and Exchange Commission (the 'Commission') requires a comparison of stock performance for Algos with stock performance of a broad equity market index and an appropriate industry index. The following chart compares the cumulative total stockholder return on the Common Stock during the period from September 25, 1996 the effective date of Algos' initial public offering to December 31, 1999 with the cumulative total return on the Nasdaq Composite Index and a peer group index of Nasdaq pharmaceutical companies. The comparison assumes $100 was invested on September 25, 1996 in the Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The stock performance shown on the following chart is not necessarily indicative of future performance.



                              [PERFORMANCE GRAPH]




                                   September 25           December 31
                                   ------------  ---------------------------------
                                       1996       1996     1997     1998     1999
----------------------------------------------------------------------------------
Nasdaq Composite Index                100.00     105.03   128.26   177.35   325.00
Peer Group Index                      100.00      98.98   102.21   130.02   242.97
Algos Pharmaceutical Corporation      100.00      80.36   214.29   185.71    78.57
----------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table provides information regarding the ownership of Algos common stock as of February 29, 2000 by: (1) each stockholder who is known to Algos to own beneficially more than 5% of Algos common stock; (2) Algos' chief executive officer and the other named executive officers of Algos; (3) each director of Algos; and (4) all directors and executive officers as a group.

                                                                    SHARES
                                                                 BENEFICIALLY
                                                                     OWNED
                                                              -------------------
NAME OF BENEFICIAL OWNER                                       NUMBER     PERCENT
------------------------                                       ------     -------
Directors and Executive Officers:
    John W. Lyle(a).........................................  1,531,254     8.7%
    Frank S. Caruso(b)......................................    353,100     2.0
    Ronald Goldblum(c)......................................     15,000     *
    W. Bradford Middlekauff(d)..............................     23,750     *
    Robert E. Sosnowski(e)..................................      4,250     *
    George M. Wagner(f).....................................      9,000     *
    Terence S. Novak(g).....................................        500     *
    Donald G. Drapkin(h)....................................     36,600     *
    Michael Hyatt(i)........................................  1,864,024    10.7
    Roger H. Kimmel(j)......................................    938,525     5.4
    James R. Ledley(k)......................................    137,950     *
    Dieter A. Sulser(l).....................................    173,550     *
    Directors and Executive Officers as a group(m)..........  4,430,310    24.8

Other Principal Stockholders:
    Endo Pharmaceuticals Holdings Inc.
       and related investors(n)............................   4,213,422    23.7
    Unifina Holding, A.G. and related investors(o)..........  1,734,700     9.9
    Karen Lyle(p)...........................................  1,531,254     8.7
    Biotech Target S.A. and related investors(q)............  1,699,500     9.6
    Lawrence Canarelli(r)...................................    871,500     5.0

---------

*    Represents less than one percent.

 (a) Includes (i) 1,344,916 shares of Algos common stock and options to purchase 3,500 shares of Algos common stock owned by Karen Lyle, wife of Mr. Lyle, as to which Mr. Lyle disclaims beneficial ownership, (ii) 38 shares owned by Mr. Lyle's son and (iii) options to purchase 182,800 shares of Algos common stock owned directly by Mr. Lyle. Excludes 660,000 shares of Algos common stock held in a trust for the benefit of the children of Mr. and Mrs. Lyle, as to which shares Mr. Lyle has neither the power of disposition nor the power to vote.

 (b) Includes (i) 1,000 shares of Algos common stock owned directly by Mrs. Caruso, wife of Dr. Caruso, as to which Dr. Caruso disclaims beneficial ownership, (ii) 7,200 shares of Algos common stock held in a trust for which Dr. Caruso serves as trustee and as to which shares Dr. Caruso holds either the sole or the shared power of disposition and the power to vote and (iii) options to purchase 41,300 shares of Algos common stock. Excludes a total of 24,900 shares held in trust for the benefit of the children of Dr. and Mrs. Caruso, as to which shares Dr. Caruso has neither the power of disposition nor the power to vote.

 (c) Includes options to purchase 15,000 shares of Algos common stock. Dr. Goldblum ceased to be employed by Algos in December, 1999.

 (d) Includes options to purchase 23,750 shares of Algos common stock. Mr. Middlekauff ceased to be employed by Algos in February 2000.

 (e) Includes options to purchase 3,750 shares of Algos common stock.

 (f) Includes options to purchase 9,000 shares of Algos common stock. Mr. Wagner ceased to be employed by Algos in January 2000.

 (g) Mr. Novak ceased to be employed by Algos in June 1999. As a result, information regarding the share holdings of Mr. Novak are no longer available to Algos. Accordingly, the share numbers shown represent the number of shares he had at the time he left his employment at Algos.

 (h) Includes (i) 16,600 shares owned directly by Mr. Drapkin and (ii) options to purchase 20,000 shares of Algos common stock. Excludes a total of 809,244 shares of Algos common stock held in six trusts
                                              (footnotes continued on next page)

(footnotes continued from previous page) for the benefit of the children of Mr. Drapkin, as to which shares Mr. Drapkin has neither the power of disposition nor the power to vote.

 (i) Includes (i) 829,551 shares of Algos common stock owned directly by Mr. Hyatt, (ii) 1,004,473 shares held in trusts for which Mr. Hyatt serves as trustee and as to which shares Mr. Hyatt holds either the sole or the shared power of disposition or the power to vote and (iii) options to purchase 30,000 shares of Algos common stock. Excludes 221,332 shares of Algos common stock held in a trust for the benefit of the children of Mr. Hyatt, as to which shares Mr. Hyatt has neither the power of disposition nor the power to vote.

 (j) Includes (i) 30,000 shares owned directly by Mr. Kimmel, (ii) 878,525 shares held in trusts for which Mr. Kimmel serves as trustee and as to which shares Mr. Kimmel holds either the sole or the shared power of disposition and power to vote and (iii) options to purchase 30,000 shares of Algos common stock.

 (k) Includes (i) 109,450 shares owned directly by Mr. Ledley, (ii) a total of 8,500 shares of Algos common stock held in trusts, as to which shares Mr. Ledley holds either the sole or the shared power of disposition and power to vote and (iii) options to purchase 20,000 shares of Algos common stock.

 (l) Includes (i) options to purchase 20,000 shares of Algos common stock and
     (ii) 141,100 shares of Algos common stock and 12,450 warrants to purchase shares of Algos common stock owned directly by Gaby Tschofen Sulser, wife of Mr. Sulser, as to which Mr. Sulser disclaims beneficial ownership. Excludes 1,734,700 shares beneficially owned by Unifina Holding AG, as to which shares Mr. Sulser disclaims beneficial ownership. Mr. Sulser is the General Manager of Unifina Holding AG.

 (m) Includes options and warrants to purchase 411,550 shares of Algos common stock.

 (n) Endo Pharmaceuticals Holdings, Inc. may be deemed to have acquired beneficial ownership of 4,213,422 shares of Algos Common Stock pursuant to certain voting agreements with Algos shareholders (See Change of "Control of Registrant-Voting Agreements"). These shares include 1,531,216 shares beneficially owned by John W. Lyle and Karen Lyle, 345,900 shares beneficially owned by Frank S. Caruso, 36,600 shares beneficially owned by Donald G. Drapkin, 1,864,024 shares beneficially owned by Michael Hyatt, 251,322 beneficially owned by Roger H. Kimmel, and 129,450 shares beneficially owned by James R. Ledley. Other than as set forth in the agreements, Endo has no right or power to vote, direct the voting of, dispose or direct the disposition of, the Common Stock.

     A majority of the outstanding capital stock of Endo is beneficially owned by Kelso Investment Associates V, L.P., a Delaware limited partnership ("KIA V"), and Kelso Equity Partners V, L.P., a Delaware limited partnership ("KEP V"). The general partner of KIA V is Kelso Partners V, L.P. ("KPV"). The general partners of KPV and KEP V are Frank T. Nickell, Thomas R. Wall, IV, George E. Matelich, David I. Wahrhaftig, Frank K. Bynum, Jr., Philip E. Berney and Joseph S. Schuchert (such individuals, collectively, the "Principals"). Endo, KIA V, KEP V, KPV and the Principals disclaim beneficial ownership of any shares of Algos Common Stock that may be voted by Endo. The business address for these entities is c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, New York 10022.

 (o) Consists of 1,577,000 shares of Algos common stock and 157,700 warrants to purchase shares of Algos common stock held by EBC Zurich AG. The address of Unifina Holding AG is Zurcherstrasse 62; CH 8406, Winterthur, Switzerland and the address of EBC Zurich AG is Zurcherstrasse 32, CH-8400, Winterhur, Switzerland. Excludes (i) 166,000 shares of Algos common stock and warrants to purchase 16,600 shares of Algos common stock held by Mr. Rolf P. Erb, Chairman of EBC Zurich AG and a member of the board of directors of Unifina Holding AG, as to which shares each of Unifina Holding AG and EBC Zurich AG disclaim beneficial ownership and (ii) 141,100 shares of Algos common stock, warrants to purchase 12,450 shares of Algos common stock and options to purchase 20,000 shares of Algos common stock beneficially owned by Mr. Sulser, General Manager of Unifina Holding AG, as to which shares Unifina Holding AG disclaims beneficial ownership.

 (p) Includes (i) 1,344,916 shares of Algos common stock and options to purchase 3,500 shares of Algos common stock, owned directly by Mrs. Lyle and
     (ii) options to purchase 182,800 shares of Algos common stock owned directly by John W. Lyle, husband of Mrs. Lyle, as to which Mrs. Lyle disclaims beneficial ownership. Excludes 660,000 shares of Algos common stock held in a trust for the benefit of the children of Mr. and Mrs. Lyle, as to which shares Mrs. Lyle has neither the power of disposition nor the power to vote.

 (q) Includes warrants to purchase 250,000 shares of Algos common stock. Biotech Target S.A. is a wholly-owned subsidiary of BB Biotech AG. The address of BB Biotech AG is Vordergasse 3, 8200 Schaffhausen, CH/Switzerland and the address of Biotech Target S.A. is Swiss Bank Tower, Panama 1, Republic of Panama. As of December 31, 1999, based on Schedule 13 G/A filed in February 2000 jointly by Biotech Target S.A. and BB Biotech AG.

 (r) Includes 660,000 shares of Algos common stock deemed to be beneficially owned by Mr. Canarelli in his capacity as trustee for a trust as to which shares Mr. Canarelli has shared power of disposition and the power to vote.

CHANGE IN CONTROL OF THE REGISTRANT

     On November 26, 1999, Algos Pharmaceutical Corporation entered into an Agreement and Plan of Merger with Endo Pharmaceuticals Holdings Inc. and Endo's wholly owned subsidiary, Endo Inc. The merger agreement provides that, upon satisfaction of certain conditions, the Company will merge into Endo, Inc., with Endo, Inc. surviving the merger as a wholly owned subsidiary of Endo.

Voting Agreements

     In connection with the Merger, certain stockholders of the Company who own approximately 24% of the outstanding Company Common Stock in the aggregate have each agreed, pursuant to a separate voting agreement with Endo, to vote in their capacities as stockholders in favor of the merger and against any competing offer. These stockholders are: Karen B. Lyle, Michael Hyatt, the Trust Under the Will of Inez L. Kimmel, Frank S. Caruso, John W. Lyle, the Hyatt Family Trust, the Todd Kimmel Trust, the Melissa Kimmel Trust, Roger H. Kimmel, the Frank S. Caruso Irrevocable Trust, the Anita Hyatt Family Trust, James R. Ledley, Donald
G. Drapkin and Patricia Caruso. Under the agreements, Endo has been granted an irrevocable proxy, coupled with an interest, from each of the Stockholders to vote the respective shares of Common Stock solely in the certain circumstances described below:

(A) In favor of the merger of the Company with and into Endo, Inc. , the execution and delivery by the Company of the Agreement and Plan of Merger, dated as of November 26, 1999, by and among Endo, Endo Inc. and the Company and the approval of the terms thereof and each of the other actions contemplated by the merger agreement and the voting agreements and any actions required in furtherance of the merger agreement and the voting agreements; and

(B) Against the following actions (other than the merger and the transactions contemplated by the merger agreement): (1) any extraordinary corporate transaction, such as a merger, consolidation or other business combination involving the Company; (2) a sale, lease or transfer of a material amount of assets of the Company or a reorganization, recapitalization, dissolution or liquidation of the Company; (3)(a) any change in the majority of the board of directors of the Company; (b) any material change in the present capitalization of the Company or any of its subsidiaries or any amendment of the certificate of incorporation or similar governing document of the Company; (c) any other material change in the corporate structure or business of the Company; or (d) any other action, which, in the case of each of the matters referred to in clauses (a), (b) or (c) above, is intended, or could reasonably be expected, to impede, interfere with, delay, postpone, discourage or materially adversely affect the contemplated economic benefits to Endo and Endo Inc. of the merger or the transactions contemplated by the merger agreement or the voting agreements.

Under the Voting Agreements, each of the Stockholders has agreed to: (1) not transfer (sale, gift, pledge or dispose), consent to any transfer or enter into any contract or option with respect to any such transfer of any Common Stock that would result in that Stockholder no longer having the power to vote or cause to be voted the Common Stock; (2) not grant any proxy or power-of-attorney with respect to the Common Stock; (3) not deposit the Common Stock into a voting trust or enter into a voting agreement; (4) not request that the Company register the transfer of Common Stock interests; (5) waive appraisal rights; and
(6) not to take any action that would restrict, limit or interfere with the performance of that Stockholder's obligations under the Voting Agreements or the Merger Agreement.

The voting agreements were entered into as a condition to, and in consideration for, the merger agreement. The purpose of entering into the voting agreements was to facilitate the merger.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Mr. Roger H. Kimmel, a Director of Algos is a partner at Latham & Watkins which performs legal services for Algos from time to time.

    Mr. James R. Ledley, a Director of Algos, is a member of the law firm of Kleinberg, Kaplan, Wolff & Cohen, P.C. which performs legal services for Algos from time to time.

    In August 1996, Algos entered into a transfer agreement (the 'Transfer Agreement') with U.S. Dermatologics, Inc., formerly PharmaDyn, Inc., pursuant to which Algos transferred certain intangible assets having no book value and which were unrelated to any of Algos' products in development to U.S. Dermatologics, Inc. and received redeemable preferred stock with an aggregate stated value and liquidation preference of $2.8 million and all of U.S. Dermatologics, Inc. common stock. The common stock was subsequently distributed to Algos' stockholders, warrant holders and certain of its employees. The preferred stock provided for an annual cumulative dividend of 30%, in the form of cash or common stock, and a share of other earnings. Pursuant to the transfer agreement, U.S. Dermatologics, Inc. licensed to Algos certain rights with respect to sales of pharmaceutical products that may result from the assets that were transferred for which Algos will pay royalties at rates Algos believes are consistent with fair market value. Algos entered into a services agreement with U.S. Dermatologics, Inc. to provide certain consulting and administrative services for a transitional period. The services agreement expired in June 1998. The Company's charges for services provided amounted to approximately $198,000, which was paid in 1998. In 1999, the preferred stock was exchanged for shares of U.S. Dermatologics, Inc. common stock representing approximately 10% of U.S. Dermatologics, Inc.'s total outstanding common stock. Messrs. Hyatt, Kimmel, Ledley and Sulser are members of the board of directors of U.S. Dermatologics, Inc. Messrs. Hyatt, Kimmel and Lyle and Unifina Holding, A.G. beneficially own approximately 7%, 6%, 8% and 9% respectively, of the outstanding common stock of U.S. Dermatologics, Inc.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) Financial Statements:

PAGE
NO.                          DESCRIPTION
---                          -----------
 16  -- Report of Independent Accountants
 17  -- Balance Sheets as of December 31, 1998 and 1999
 18  -- Statements of Operations for the years ended December 31,
       1997, 1998 and 1999 and cumulative from inception to
       December 31, 1999
 19  -- Statements of Cash Flows for the years ended December 31,
       1997, 1998 and 1999 and cumulative from inception to
       December 31, 1999
 20  -- Statements of Changes in Stockholders' Equity from
       inception to December 31, 1999
 22  -- Notes to Financial Statements

    (a)(3) Exhibits:

EXHIBIT
  NO.                              TITLE
  ---                              -----
 1.1    -- Purchase and Registration Rights Agreement, dated as of
          November 9, 1999(6)
 2.1    -- The Merger Agreement, dated November 26, 1999, by and among
          Endo Pharmaceutical Holdings Inc., Endo Inc. and Algos
          Pharmaceutical Corporation (the "Merger Agreement"). (7)
 3.1    -- Amended and Restated Certificate of Incorporation of
          Algos Pharmaceutical Corporation(1)
 3.2    -- Amended and Restated By-laws of Algos Pharmaceutical
          Corporation(1)
 4.1    -- Form of Stock Certificate of Common Stock(1)
 4.2    -- Warrant to Purchase 250,000 Shares of Common Stock of
          Algos Pharmaceutical Corporation and Biotech Target S.A.,
          a Panamanian corporation, dated November 9, 1998(6)
 5.1    -- Opinion of Latham & Watkins as to the validity of the
          Common Stock(1)
10.1.1  -- Employment Agreement with Respect to John W. Lyle(4)
10.1.3  -- Employment Agreement with Respect to Frank S. Caruso(1)
10.1.4  -- Employment Agreement with Respect to Joseph Sardella(5)
10.2.1  -- 1994 Stock Option Plan(1)
10.2.2  -- 1996 Stock Option Plan(1)
10.2.3  -- 1996 Non-Employee Director Stock Option Plan(2)
10.3.1  -- Algos Pharmaceutical Corporation Stockholders'
          Agreement(1)
10.4.1  -- License Agreement with The Medical College of
          Virginia(1)(A)
10.4.2  -- License Agreement with McNeil Consumer Products
          Company(1)(A)
10.5    -- Lease Agreement with Commercial Realty & Resources
          Corp.(3)
21      -- Subsidiaries of the Registrant(1)
23.1    -- Consent of PricewaterhouseCoopers LLP
27      -- Financial Data Schedule, December 31, 1999
99      -- Risk Factors
99.1    -- Form of Warrant Agreement of Endo Pharmaceutical Holdings Inc.
          (attached as Exhibit C to the Merger Agreement). (7)
99.2    -- Form of Warrant Agreement of Endo Pharmaceutical Holdings Inc.
          (attached as Exhibit I to the Merger Agreement). (7)
99.3    -- Form of Stockholder Voting Agreement between Endo
          Pharmaceuticals Holdings Inc. and the stockholder named therein
          (attached as Exhibit B to the Merger Agreement). (7)
99.4    -- Form of Employment Agreement between Endo Pharmaceuticals
          Holdings Inc. and John W. Lyle (attached as Exhibit H to the
          Merger Agreement). (7)
99.5    -- Letter Agreement, dated November 26, 1999, among Algos
          Pharmaceutical Corporation, KIA V, L.P. and KEP V, L.P. (7)

---------

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

 (4) Incorporated by Reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997

 (5) Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

 (6) Incorporated by Reference to the Registrant's registration statement on Form S-3 dated March 10, 1999.

 (7) Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 26, 1999.

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

                   NAME                                    TITLE                         DATE
                   ----                                    -----                         ----
             /S/ JOHN W. LYLE               President, Chief Executive Officer      March 30, 2000
 .........................................    and Director
               JOHN W. LYLE

          /S/ DONALD G. DRAPKIN             Director                                March 30, 2000
 .........................................
            DONALD G. DRAPKIN

            /S/ MICHAEL HYATT               Director                                March 30, 2000
 .........................................
              MICHAEL HYATT

           /S/ ROGER H. KIMMEL              Director                                March 30, 2000
 .........................................
             ROGER H. KIMMEL

           /S/ JAMES R. LEDLEY              Assistant Secretary and Director        March 30, 2000
 .........................................
             JAMES R. LEDLEY

           /S/ DIETER A. SULSER             Director                                March 30, 2000
 .........................................
             DIETER A. SULSER

             /S/ GARY ANTHONY               Chief Financial Officer and             March 30, 2000
 .........................................    Principal Accounting Officer
               GARY ANTHONY



                          STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as .................................'TM'
The registered trademark symbol shall be expressed as ......................' r'