Form 10-Q
period 2000-03-31
ALGOS PHARMACEUTICAL CORP
filed 2000-05-15
CIK 924862

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED              March 31, 2000

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

The aggregate number of shares of the Registrant's common stock outstanding on May 1, 2000 was 17,421,345.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                         December 31,      March 31,
                                                                                            1999             2000
                                                                                            -----            ----
ASSETS

Current assets:
     Cash and cash equivalents                                                            $ 30,752         $ 28,247
     Marketable securities                                                                   4,011            4,002
     Interest receivable                                                                       207              258
     Prepaid expenses and other current assets                                                 234              155
                                                                                          --------         --------
          Total current assets                                                              35,204           32,662
Restricted cash                                                                                150              150
Property and equipment, net                                                                    955              950
                                                                                          --------         --------
          Total assets                                                                    $ 36,309         $ 33,762
                                                                                          ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                     $  3,499         $  3,915
     Other current liabilities                                                                 452              260
                                                                                          --------         --------
          Total current liabilities                                                          3,951            4,175
                                                                                          --------         --------
Commitments
Stockholders' equity:
     Common stock, $.01 par value, 50,000,000 shares authorized,
          17,403,895 and 17,421,345 shares issued and outstanding, respectively                174              174
     Additional paid-in-capital                                                             81,700           81,805
     Unearned compensation expense                                                            (105)            (105)
     Deficit accumulated during the development stage                                      (49,411)         (52,287)
                                                                                          --------         --------
          Total stockholders' equity                                                        32,358           29,587
                                                                                          --------         --------
          Total liabilities and stockholders' equity                                      $ 36,309         $ 33,762
                                                                                          ========         ========

   The accompanying notes are an integral part of these financial statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               For the three months ended        Cumulative
                                                      March 31,               from inception
                                               --------------------------        to March 31,
                                                 1999            2000              2000
                                                 ----            ----              ----
 Revenues                                       $     --        $     --          $   3,311
                                                --------        --------          ---------

 Operating expenses:
   Research and development                        2,517           1,935             40,105
   Selling, general and administrative             3,462           1,386             23,599
                                                --------        --------          ---------
     Total operating expenses                      5,979           3,321             63,704
                                                --------        --------          ---------

Loss from operations                              (5,979)         (3,321)           (60,393)
Interest income                                      568             445              8,106
                                                --------        --------          ---------
 Net loss                                       $ (5,411)       $ (2,876)         $ (52,287)
                                                ========        ========          =========


 Net loss per common share, basic
    and diluted                                   ($0.31)         ($0.17)
                                                ========        ========
 Weighted average common
    shares outstanding, basic and
    diluted                                   17,299,134      17,416,297
                                              ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                        ALGOS PHARMACEUTICAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                          For the three months ended        Cumulative
                                                                   March 31,              from inception
                                                          --------------------------        to March 31,
                                                             1999            2000              2000
                                                             ----            ----              ----
Cash flows from operating activities                      $ (3,706)        $ (2,541)        ($45,591)

Cash flows from investing activities:
    Purchases of marketable securities                      (9,842)                          (76,753)
    Redemption of marketable securities                      5,000                            72,854
    Purchases of property and equipment                       (105)             (50)          (1,681)
                                                          --------          -------         --------
    Net cash used in investing activities                   (4,947)             (50)          (5,580)
                                                          --------          -------         --------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock                                                  6,659
    Proceeds from issuance of common stock                     158               86           72,759
                                                          --------          -------         --------
    Net cash provided by financing activities                  158               86           79,418
                                                          --------          -------         --------

Net increase (decrease) in cash and cash equivalents        (8,495)          (2,505)          28,247
Cash and cash equivalents, beginning of period              37,025           30,752                -
                                                          --------          -------         --------
Cash and cash equivalents, end of period                  $ 28,530          $28,247          $28,247
                                                          ========          =======         ========

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

2. LOSS PER SHARE

     Since the Company incurred net losses in all periods presented, outstanding options and warrants to purchase an aggregate of 1,508,481 and 1,164,231 shares of Common Stock at March 31, 1999 and 2000, respectively, were not included in diluted per share calculations, as their effect would be antidilutive.

3. MERGER AGREEMENT WITH ENDO PHARMACEUTICALS HOLDINGS INC.

     On November 26, 1999, the Company entered into a definitive merger agreement pursuant to which Algos will merge with a subsidiary of Endo Pharmaceuticals Holdings Inc. in a tax-free transaction. In the transition, Algos shareholders will receive common stock of Endo and warrants to purchase additional shares of common stock of Endo for nominal consideration. The warrants will become exercisable only if the U.S. Food and Drug Administration approves Algos' New Drug Application for MorphiDex'r' by a specified date.
The agreement places restrictions on the Company's ability to enter into certain transaction, including incurring debt, issuing additional shares of stock, paying dividends, disposing of assets and entering into certain significant agreements. The transaction is subject to the approval of Algos shareholders, regulatory approvals and certain other conditions and is expected to be completed in the second quarter of 2000. Algos will reimburse Endo for all out-of-pocket expenses if the Algos shareholders do not approve the merger.

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

     On November 26, 1999, the Company entered into a definitive merger agreement pursuant to which Algos will merge with a subsidiary of Endo Pharmaceuticals Holdings Inc. in a tax-free transaction. In the transition, Algos shareholders will receive common stock of Endo and warrants to purchase additional shares of common stock of Endo for nominal consideration. The warrants will become exercisable only if the U.S. Food and Drug Administration approves Algos' New Drug Application for MorphiDex'r' by a specified date.
The agreement places restrictions on the Company's ability to enter into certain transaction, including incurring debt, issuing additional shares of stock, paying dividends, disposing of assets and entering into certain significant agreements. The transaction is subject to the approval of Algos shareholders, regulatory approvals and certain other conditions and is expected to be completed in the second quarter of 2000. Algos will reimburse Endo for all out-of-pocket expenses if the Algos shareholders do not approve the merger.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to the Three Months
Ended March 31, 1999

Revenue:

Research and development:

     In the three months ended March 31, 2000, research and development expenses were $1.9 million, a decrease of $0.6 million, or 23%, from the three months ended March 31, 1999. Research and development expenses were higher in 1999 due to the impact of large-scale clinical studies of MorphiDex'r' and a greater number of ongoing clinical studies of HydrocoDex'TM' and other Algos products in development. Algos' development expenses may increase in future periods as additional clinical studies are initiated and Algos' products enter more advanced stages of development.

Selling, general and administrative:

     In the three months ended March 31, 2000, selling, general and administrative expenses were $1.4 million, a decrease of $2.1 million from the three months ended March 31, 1999. The decrease was primarily attributable to expenses incurred in 1999 in preparation for the possible future commercialization of products, including fees to sales and marketing consultants, educational materials and activities, and the addition of marketing personnel. Algos expects to delay some other expenses associated with the possible commercialization of products pending amendments to the MorphiDex'r' new drug application. In addition, in 1999, Algos incurred higher compensation expenses, professional fees and other general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     In the three months ended March 31, 2000 and 1999, spending for Algos' product development efforts and other pre-commercialization activities resulted in net cash outflows from operations of $2.5 million, $3.7 million, respectively. Algos funded this spending primarily from accumulated cash balances which resulted primarily from sales of common stock. In the three months ended March 31, 2000, net cash outflows from operations decreased compared to the three months ended March 31, 2000 as the result of lower development expenses and lower spending for other pre-commercialization activities.

     Algos expects to incur product development expenses as clinical trials of MorphiDex'r' and HydrocoDex'TM' continue and other drugs that the Company currently has under development move into advanced clinical trials and as additional drugs are developed and research and development staff increased. In August 1999, Algos received a not approvable letter from the FDA regarding its new drug application for MorphiDex'r'. Algos will incur additional development costs associated with amending the MorphiDex'r' new drug application. Algos currently expects that as a stand-alone entity its cash and marketable securities at March 31, 2000 will be sufficient to fund its development activities through the year 2001 and support a resubmission of the new drug application based upon Algos' current schedule of clinical trials and level of business activities. However, if additional trials are necessary or advisable, or if additional products are developed, Algos may require additional funds. In the event that internally generated funds are insufficient for such efforts, Algos will need to raise additional capital. We cannot assure you that Algos would be able to obtain such additional financing on terms acceptable to Algos. Algos' future funding requirements will depend on a number of factors, including: the results of its development efforts; the timing and costs of obtaining required regulatory approvals; the amount of resources required for activities in preparation for the possible commercialization of MorphiDex'r'; the successful completion of the merger of Algos with Endo Pharmaceuticals Holdings Inc. the commercialization of competing products; the execution of licensing or other collaborative research agreements on terms acceptable to Algos; and the cost of prosecuting and defending patents.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". Algos is currently evaluating the future impact of SAB No. 101 on its financial statements.

FORWARD LOOKING STATEMENTS

     This Report contains "forward-looking" statements, within the meaning of
Section 27A of Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including statements which are preceded by, followed by, or that include the words "believes;" "anticipates;" "plans;" "expects;" or similar expressions and statements about Algos' development or commercialization schedules and future use of funds are forward-looking statements. Many of the factors that will determine Algos' future results are beyond the ability of Algos to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. The reader should not rely on any forward-looking statement.
Algos undertakes no obligations to update any forward-looking statements whether as a result of new information, future events or otherwise. Important factors that may affect future results include, but are not limited to: uncertainty associated with pre-clinical studies and clinical trials and regulatory approval; uncertainty of market acceptance of new products; impact of competitive products and pricing; product development; changes in laws and regulations; customer demand; possible future litigation; the availability of future financing and reimbursement policies of government and private health insurers and others. Readers should evaluate any statement in light of these important factors. See Exhibit 99 to this report on Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        Exhibits:

EXHIBIT
  NO.                              TITLE
  ---                              -----
 1.1    -- Purchase and Registration Rights Agreement, dated as of
           November 9, 1998(6)
 2.1    -- The Merger Agreement, dated November 26, 1999, by and
           among Endo Pharmaceutical Holdings Inc., Endo Inc. and
           Algos Pharmaceutical Corporation (the 'Merger
           Agreement')(7)
 3.1    -- Amended and Restated Certificate of Incorporation of
           Algos Pharmaceutical Corporation(1)
 3.2    -- Amended and Restated By-laws of Algos Pharmaceutical
           Corporation(1)
 4.1    -- Form of Stock Certificate of Common Stock(1)
 4.2    -- Warrant to Purchase 250,000 Shares of Common Stock of
           Algos Pharmaceutical Corporation and Biotech Target S.A.,
           a Panamanian corporation, dated November 9, 1998(6)
 5.1    -- Opinion of Latham & Watkins as to the validity of the
           Common Stock(1)
10.1.1  -- Employment Agreement with Respect to John W. Lyle(4)
10.1.3  -- Employment Agreement with Respect to Frank S. Caruso(1)
10.1.4  -- Employment Agreement with Respect to Joseph Sardella(5)
10.2.1  -- 1994 Stock Option Plan(1)
10.2.2  -- 1996 Stock Option Plan(1)
10.2.3  -- 1996 Non-Employee Director Stock Option Plan(2)
10.3.1  -- Algos Pharmaceutical Corporation Stockholders'
           Agreement(1)
10.4.1  -- License Agreement with The Medical College of
           Virginia(1)(A)
10.4.2  -- License Agreement with McNeil Consumer Products
           Company(1)(A)
10.5    -- Lease Agreement with Commercial Realty & Resources
           Corp.(3)
21      -- Subsidiaries of the Registrant(1)
27      -- Financial Data Schedule, March 31, 2000
99      -- Risk Factors
99.1    -- Form of Warrant Agreement of Endo Pharmaceutical Holdings
           Inc. (attached as Exhibit C to the Merger Agreement)(7)
99.2    -- Form of Warrant Agreement of Endo Pharmaceutical Holdings
           Inc. (attached as Exhibit I to the Merger Agreement)(7)
99.3    -- Form of Stockholder Voting Agreement between Endo
           Pharmaceuticals Holdings Inc. and the stockholder named
           therein (attached as Exhibit B to the Merger Agreement)(7)
99.4    -- Form of Employment Agreement between Endo Pharmaceuticals
           Holdings Inc. and John W. Lyle (attached as Exhibit H to
           the Merger Agreement)(7)
99.5       Letter Agreement, dated November 26, 1999, among Algos
           Pharmaceutical Corporation, KIA V, L.P. and KEP V, L.P.(7)

                                            (footnotes continued on next page)

(footnotes from previous page)


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

 (4) Incorporated by Reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997

 (5) Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

 (6) Incorporated by Reference to the Registrant's registration statement on Form S-3 dated March 10, 1999.

 (7) Incorporated by reference to the Registrant's current Report on Form 8-K dated November 26th, 1999.

 (A) Portions of this Exhibit have received confidential treatment pursuant to Rule 406(b) under the Securities Act.

     Reports on Form 8-K:
     None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ALGOS PHARMACEUTICAL CORPORATION

Date  May 15, 2000                     /s/ John W. Lyle
     -----------------                 ---------------------------------
                                       John W. Lyle
                                       President and Chief Executive Officer

Date  May 15, 2000                     /s/ Gary R. Anthony
     -----------------                 ---------------------------------
                                       Gary R. Anthony
                                       Chief Financial Officer and Principal
                                       Accounting Officer